Form 10-Q
period 1996-09-30
WHITE PINE SOFTWARE INC
filed 1996-11-14
CIK 1006591

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
---
     THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1996

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________to____________

                       Commission File Number:  000-21415

                           WHITE PINE SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

      Delaware                                           04-3151064
 (State or other jurisdiction                       (I.R.S. employer
of incorporation or jurisdiction)                  identification number)

                               542 Amherst Street
                          Nashua, New Hampshire 03063
          (Address of principal executive offices, including Zip Code)

                                (603) 886-9050
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes         No X
                                     _          -

As of October 31, 1996, there were 9,030,384 shares of the registrant's common stock, $.01 par value, outstanding.

                           WHITE PINE SOFTWARE, INC.
              Form 10-Q for the Quarter Ended September 30, 1996

                              Table of Contents

               PART I. FINANCIAL INFORMATION                            Page No.
                                                                        --------
Item 1.  Financial Statements (Unaudited):

         Consolidated Balance Sheets as of December 31, 1995 and
         September 30, 1996............................................     3

         Consolidated Statements of Operations for the three and nine
         months ended September 30, 1995 and September 30, 1996........     4


         Consolidated Statements of Cash Flows for the nine months
         ended September 30, 1995 and September 30, 1996...............     5


         Notes to Consolidated Financial Statements....................     6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................     8



                   PART II. OTHER INFORMATION                           Page No.
                                                                        --------
Item 1.  Legal Proceedings.............................................    14

Item 4.  Submission of Matters to a Vote of
         Securityholders...............................................    14

Item 6.  Exhibits and Reports on Form 8-K..............................    15

         Signature.....................................................    16

PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                   White Pine Software, Inc. and Subsidiary
                          Consolidated Balance Sheets


                                                                              December 31,           September 30,
                                                                                  1995                   1996
                                                                                                      (Unaudited)
                                                                             ---------------        ---------------
Assets
Current assets:
  Cash and cash equivalents                                                   $   1,773,855          $     642,181
  Accounts receivable, less allowance of $116,449 at December 31,
    1995 and $202,000 at September 30, 1996                                       1,438,528              2,172,567
  Inventories                                                                       178,546                116,607
  Prepaid expenses                                                                  149,607                850,077
  Other current assets                                                               19,210                 41,467
                                                                             ---------------        ---------------
    Total current assets                                                          3,559,746              3,822,899

Property and equipment:
  Computer equipment                                                              1,429,560              1,797,870
  Furniture and fixtures                                                            371,189                513,046
  Software                                                                          330,972                360,583
  Equipment                                                                         105,204                145,751
  Leasehold improvements                                                             25,175                 62,488
                                                                             ---------------        ---------------
                                                                                  2,262,100              2,879,738
  Accumulated depreciation and amortization                                      (1,648,839)            (1,936,186)
                                                                             ---------------        ---------------
                                                                                    613,261                943,552

Other assets:
  Third party licenses, less accumulated amortization of $241,529 at
    December 31, 1995 and $572,933 at September 30, 1996                            765,983                604,541
  Goodwill, less accumulated amortization of $39,750 at December 31,
    1995 and $218,628 at September 30, 1996                                       1,152,768                973,894
  Other assets                                                                      345,650                348,137
                                                                             ---------------        ---------------
                                                                                  2,264,401              1,926,572
                                                                             ---------------        ---------------
Total assets                                                                  $   6,437,408          $   6,693,023
                                                                             ===============        ===============

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                                                 $465,924               $759,892
  Accrued expenses and other accrued liabilities                                  1,648,260              2,166,277
  Deferred revenue                                                                  445,786                808,975
  Current portion of long-term debt                                                 217,986                240,885
                                                                             ---------------        ---------------
    Total current liabilities                                                     2,777,956              3,976,029

Long term debt, less current portion                                                385,017                227,275
Long term portion of accrued third-party licenses                                   494,074                325,090

Stockholders' equity:
  Common stock, $.01 par value:
    Authorized shares - 7,500,000
    Issued and outstanding shares - 5,589,764 at December 31, 1995
    and 5,613,359 at September 30, 1996                                              55,898                 56,133
  Common stock, $5.83 par value:
    Authorized shares - 500,000
    Issued and outstanding shares - 0 at December 31, 1995
    and 394,511 at September 30, 1996                                                    --              2,300,000
  Additional paid-in capital                                                     12,637,430             12,596,456
  Accumulated deficit                                                            (9,974,900)           (12,832,747)
  Currency translation adjustments                                                   61,933                 44,787
                                                                             ---------------        ---------------
    Total stockholders' equity                                                    2,780,361              2,164,629
                                                                             ---------------        ---------------
Total liabilities and stockholders' equity                                    $   6,437,408          $   6,693,023
                                                                             ===============        ===============

See Notes to Consolidated Financial Statements

                   White Pine Software, Inc. and Subsidiary
                     Consolidated Statements of Operations
                                  (Unaudited)


                                                       Three Months         Three Months       Nine Months        Nine Months
                                                           Ended                Ended             Ended              Ended
                                                       September 30,        September 30,      September 30,      September 30,
                                                           1995                 1996               1995               1996
                                                      --------------       --------------     --------------     --------------

 Revenue:
   Software license fees                               $  1,530,513         $  2,809,627       $  4,444,874       $  7,114,221
   Services and other                                       289,077              278,952            799,887            834,559
                                                      --------------       --------------     --------------     --------------
     Total revenue                                        1,819,590            3,088,579          5,244,761          7,948,780

 Cost of revenue                                            388,869              596,665            784,494          1,517,503
                                                      --------------       --------------     --------------     --------------
 Gross profit                                             1,430,721            2,491,914          4,460,267          6,431,277

 Operating expenses:
   Sales and marketing                                      530,933            1,671,634          1,704,191          4,481,950
   Research and development                                 463,081            1,006,827          1,511,016          2,707,671
   General and administrative                               333,927              778,334            975,944          2,061,762
                                                      --------------       --------------     --------------     --------------
     Total operating expenses                             1,327,941            3,456,795          4,191,151          9,251,383
                                                      --------------       --------------     --------------     --------------

 Income/(Loss) from operations                              102,780             (964,881)           269,116         (2,820,106)

 Other income (expense):
   Interest income                                           21,103                9,524             65,642             52,793
   Other, net                                                (9,892)               5,527             17,623            (15,018)
                                                      --------------       --------------     --------------     --------------
                                                             11,211               15,051             83,265             37,775
                                                      --------------       --------------     --------------     --------------
 Income (loss) before provision for income taxes            113,991             (949,830)           352,381         (2,782,331)
 Provision for income taxes                                   6,061               19,851             18,413             75,516
                                                      --------------       --------------     --------------     --------------
 Net income (loss)                                     $    107,930         $   (969,681)      $    333,968       $ (2,857,847)
                                                      ==============       ==============     ==============     ==============


 Net income (loss) per common and common
   equivalent share                                    $       0.02         $      (0.16)      $       0.05       $      (0.48)
                                                      ==============       ==============     ==============     ==============

 Weighted average number of common and common
   equivalent shares outstanding                          6,123,363            6,005,227          6,125,855          5,935,776
                                                      ==============       ==============     ==============     ==============

 See Notes to Consolidated Financial Statements

                   White Pine Software, Inc. and Subsidiary
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                           Nine Months              Nine Months
                                                               Ended                    Ended
                                                          September 30,            September 30,
                                                               1995                     1996
                                                         -----------------        ----------------
Operating activities
Net income (loss)                                         $       333,968          $   (2,857,847)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                                 201,982                 886,732
    Changes in operating assets and liabilities:
      Accounts receivable                                        (129,725)               (941,320)
      Inventories                                                  43,433                  61,027
      Prepaid expenses                                             83,517                (733,886)
      Other assets                                                  5,980                 (58,142)
      Accounts payable                                             (3,177)                314,234
      Accrued expenses and other accrued liabilities             (137,503)                522,991
      Deferred revenue                                               (654)                368,665
                                                         -----------------        ----------------
Net cash provided by (used in) operating activities               397,821              (2,437,546)

Investing activities
Purchase of property and equipment, net                          (574,839)               (642,336)
Purchase of third party licenses, net                                 --                 (169,961)
Other                                                                 --                        0
                                                         -----------------        ----------------
Net cash used in investing activities                            (574,839)               (812,297)

Financing activities
Proceeds from long-term debt                                       53,000                     --
Principal payments on long-term debt                                 (883)               (105,935)
Proceeds from sale of common stock, net                             6,915               2,259,261
                                                         -----------------        ----------------
Net cash provided by financing activities                          59,032               2,153,326

Currency translation effect on cash and cash equivalents              --                  (35,157)
                                                         -----------------        ----------------
Net decrease in cash and cash equivalents                        (117,986)             (1,131,674)
Cash and cash equivalents at beginning of period                1,871,032               1,773,855
                                                         -----------------        ----------------
Cash and cash equivalents at end of period                $     1,753,046          $      642,181
                                                         =================        ================

See Notes to Consolidated Financial Statements

                           WHITE PINE SOFTWARE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared by White Pine Software, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto, together with the related information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in the Company's Registration Statement on Form SB-2, File No. 333-9525, filed with the Commission.

The consolidated financial statements at September 30, 1996 and for the three and nine months ended September 30, 1995 and September 30, 1996 are unaudited and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the period ended September 30, 1996 are not necessarily indicative of results for the entire year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2.   Net Income (Loss) Per Common and Common Equivalent Share

Net income (loss) per common and common equivalent share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. All shares, options and warrants issued during the 12 month period prior to the effective date of the Company's initial public offering consummated on October 17, 1996 have been included in the calculation as if they were outstanding for the six month period ended June 30, 1996 and the year ended December 31, 1995 using the treasury stock method. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants using the treasury stock method.

3.   Customer Concentration

Revenue from sales to one customer, Ingram Micro Inc., comprised 13% and 19% of total revenue for the nine months ended September 30, 1996 and 1995, respectively.

4.   Recent Accounting Pronouncement


In November 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 addresses the financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 permits an entity either to record the effects of stock-based employee compensation plans in its financial statements or to present pro forma disclosures in the notes to its financial statements. In connection with its adoption of SFAS No. 123 during 1996, the Company intends to elect to provide the appropriate disclosures in the notes to its financial statements.

5.   Subsequent Events

On October 17, 1996, subsequent to the end of the third quarter, the Company completed its initial public offering of common stock. The Company issued and sold 3,000,000 shares of common stock in the public offering for net proceeds of approximately $24,160,000, after deducting the applicable underwriting discount and an estimated $950,000 of offering expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE SET FORTH IN WHITE PINE SOFTWARE, INC.'S REGISTRATION STATEMENT ON FORM SB-2 (FILE NO. 333-9525) UNDER THE CAPTION "RISK FACTORS," WHICH ARE FILED AS AN EXHIBIT TO THIS REPORT AND INCORPORATED HEREIN BY REFERENCE.

EXODUS and WHITE PINE are trademarks of White Pine Software, Inc. CU-SEEME is a registered trademark of Cornell Research Foundation, Inc.


Overview
--------

White Pine Software, Inc. (the "Company") develops, markets and supports multiplatform desktop connectivity software that facilitates worldwide video and audio communication and data collaboration across the Internet, intranets and other networks that use the Internet Protocol ("IP"). The Company's desktop videoconferencing software products, Enhanced CU-SeeMe and the White Pine Reflector, create a client-server solution that allows users to participate in real-time, multipoint videoconferences over the Internet and intranets. The Company also offers its eXodus line of desktop X Windows software, which enables seamless interoperability between local and remote environments, and its 5PM line of terminal emulation software, which provides desktop access to data and applications residing on enterprise legacy systems.

In June 1995, as a part of its continuing plan to focus on software connectivity products, the Company entered into a License Agreement with Cornell Research Foundation, Inc., which granted to the Company the exclusive worldwide right to develop, modify, market, distribute and sublicense commercial versions of such Foundation's freeware CU-SeeMe and its related software-only multipoint conferencing server. The Company commenced shipments of the initial commercial versions of Enhanced CU-SeeMe and the White Pine Reflector in March 1996 and May 1996, respectively. The Company anticipates that its revenue growth, if any, will depend on increased sales of Enhanced CU-SeeMe and the White Pine Reflector and on sales of new software connectivity products for the Internet and intranets. Accordingly, the Company intends to devote a substantial portion of its research and development and sales and marketing resources to technologies related to the Internet and intranets.

The Company's revenue is derived from software license fees and fees for services related to its software products, primarily software maintenance fees. The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position No. 91-1, "Software Revenue Recognition." Software license revenue is recognized upon execution of a contract or purchase order and shipment of the software, net of allowances for estimated future returns, provided that no significant obligations on the part of the Company remain outstanding and collection of the related receivable is deemed probable by management. An allowance for product returns is recorded by the Company at the time of sale and is measured periodically to adjust to changing circumstances, including changes in retail sales. Software maintenance fees, which are generally payable in advance and are non-refundable, are recognized ratably over the period of the maintenance contract, typically twelve months. Revenue from training and consulting services is recognized as services are provided. Software license fees, consulting fees and training fees that have been prepaid or invoiced but that do not yet qualify for recognition as revenue under the Company's policy, and prepaid maintenance fees not yet recognized as revenue, are reflected as deferred revenue.

Research and development expenses are charged to income as incurred. In accordance with the Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company capitalizes software development costs once the technological feasibility of a product has been established, which the Company considers to occur when a commercially viable working model of a product has been produced and tested. The total amount of capitalized software development costs is included in other assets.

Effective April 1, 1994, the Company changed its fiscal year end from March 31 to December 31.

Results of Operations
---------------------

The following table sets forth, for the periods indicated, line items from the Company's statement of operations as a percentage of total revenue.

                                      Three Months            Nine Months
                                   Ended September 30,    Ended September 30,
                                  ---------------------  ---------------------
                                    1995        1996       1995        1996
                                    ----        ----       ----        ----
Revenue:
  Software license fees               84.1 %      91.0 %     84.7 %      89.5 %
  Services and other                  15.9         9.0       15.3        10.5
                                     ------     -------     ------     -------
    Total revenue                    100.0       100.0      100.0       100.0
Cost of revenue                       21.4        19.3       15.0        19.1
                                     ------     -------     ------     -------
Gross profit                          78.6        80.7       85.0        80.9
                                     ------     -------     ------     -------
Operating expenses:
  Sales and marketing                 29.2        54.1       32.5        56.4
  Research and development            25.4        32.6       28.8        34.1
  General and administrative          18.4        25.2       18.6        25.9
                                     ------     -------     ------     -------
    Total operating expenses          73.0       111.9       79.9       116.4
                                     ------     -------     ------     -------
Income (loss) from operations          5.6       (31.2)       5.1       (35.5)
Interest income and other, net         0.6         0.5        1.6         0.5
Provision for income taxes             0.3         0.6        0.4         1.0
                                     ------     -------     ------     -------
Net income (loss)                      5.9 %     (31.3) %     6.3 %     (36.0) %
                                     ======     =======     ======     =======

The Company acquired all of the stock of About Software Corporation S.A. ("ASC") effective as of November 1, 1995 and accounted for the acquisition as a purchase transaction. As a result, comparisons of the Company's results of operations for the nine months ended September 30, 1995 and 1996 are not necessarily meaningful. ASC developed the Company's 5PM line of terminal emulators.

Revenue.  Total revenue increased by 70% to $3,089,000 in the three months ended
-------
September 30, 1996 from $1,820,000 in the three months ended September 30, 1995. Total revenue increased by 52% to $7,949,000 in the nine months ended September 30, 1996 from $5,245,000 in the nine months ended September 30, 1995. The increase in total revenue for both the three and nine month periods ended September 30, 1996, when compared to the corresponding period in 1995, resulted primarily from the revenues generated from Enhanced CU-SeeMe since its introduction in March 1996, and to a lesser extent from the acquisition of ASC effective as of November 1, 1995. The increase was offset in part by a moderate decrease in revenue from the Company's eXodus products for both the three and nine month periods ended September 30, 1996.

Revenue from sales outside the United States comprised 30% and 15% of total revenue for the three months ended September 30, 1996 and 1995, respectively, and 30% and 17% of total revenue for the nine months ended September 30, 1996 and 1995, respectively. The increase in revenue from sales outside the United States for both the three and nine month periods ended September 30, 1996 was directly related to the acquisition of ASC, which generates a majority of its revenue from sales in Europe, and to a lesser extent to increased sales of Enhanced CU-SeeMe through distributors in the Asia-Pacific region.

Cost of Revenue.  Cost of revenue consists principally of costs of product
---------------
media, manuals, packaging materials, product localization for international markets, duplication and shipping, as well as royalties and associated amortization of paid license fees relating to third-party software included in the Company's products. In addition, cost of revenue includes a warranty reserve, measured on a periodic basis, for the costs of upgrades and services.

Cost of revenue as a percentage of total revenue decreased to 19% for the three months ended September 30, 1996 as compared to 21% for the three months ended September 30, 1995. The cost of revenue decrease related primarily to increased sales within the three months ended September 30, 1996 in comparison to the same period ended September 30, 1995.

Cost of revenue as a percentage of total revenue increased to 19% for the nine months ended September 30, 1996 as compared to 15% for the nine months ended September 30, 1995. The percentage increase in cost of revenue for the nine month period ended September 30, 1996 resulted primarily from the higher cost of revenue attributable to the new Enhanced CU-SeeMe product line as compared to the Company's other products. Certain third-party software incorporated within Enhanced CU-SeeMe bears higher royalty rates than the software incorporated in the Company's other product lines and also requires payment of upfront fees that are amortized over the respective periods of the software licenses. The Company intends to continue its strategy of improving the features and functionality of its products, particularly Enhanced CU-SeeMe, through the incorporation of third-party software and, as a result, the cost of revenue as a percentage of total revenue may continue to fluctuate.



Sales and Marketing.  Sales and marketing expense consists primarily of costs
-------------------
associated with sales and marketing personnel, sales commissions, trade shows, advertising and promotional materials. Sales and marketing expense increased by 215% to $1,672,000 in the three months ended September 30, 1996 from $531,000 in the three months ended September 30, 1995, and increased as a percentage of total revenue to 54% in the three months ended September 30, 1996 from 29% in the three months ended September 30, 1995. Sales and marketing expense increased by 163% to $4,482,000 in the nine months ended September 30, 1996 from $1,704,000 in the nine months ended September 30, 1995, and increased as a percentage of total revenue to 56% in the nine months ended September 30, 1996 from 33% in the nine months ended September 30, 1995.

The increase in sales and marketing expense for both the three and nine month periods ended September 30, 1996 was attributable to (i) the strengthening of the Company's sales and marketing organization through the hiring of additional personnel in channel development, marketing communication, technical support and sales, (ii) the launch of Enhanced CU-SeeMe, which included increased advertising, trade show participation and other marketing-related programs, and
(iii) to a lesser extent the additional sales force in Europe employed as part of the acquisition of ASC, effective as of November 1, 1995. The Company intends to continue to increase sales and marketing efforts in connection with the first year of its marketing and sales of Enhanced CU-SeeMe and to hire sales and marketing personnel, but at a slower rate of increase than during the nine months ended September 30, 1996.


Research and Development.  Research and development expense consists primarily
------------------------
of costs of personnel and equipment. Research and development expense increased by 117% to $1,007,000 in the three months ended September 30, 1996 from $463,000 in the three months ended September 30, 1995; research and development expense represented 33% and 25% of total revenue for the three months ended September 30, 1996 and 1995, respectively. Research and development expense increased by 79% to $2,708,000 in the nine months ended September 30, 1996 from $1,511,000 in the nine months ended September 30, 1995; research and development expense represented 34% and 29% of total revenue for the nine months ended September 30, 1996 and 1995, respectively.

The increase in research and development expenses for both the three and nine month periods ended September 30, 1996 was attributable primarily to the hiring of additional personnel for the Enhanced CU-SeeMe product development team, and for the introduction of new products, such as Web-enabled versions of the Company's access connectivity products, and to a lesser extent to the employment of additional engineers as a result of the acquisition of ASC.


General and Administrative.  General and administrative expense consists of
--------------------------
administrative, financial and general management activities, including legal, accounting and other professional fees. General and administrative expense increased by 133% to $778,000 in the three months ended September 30, 1996 from $334,000 in the three months ended September 30, 1995, and increased as a percentage of total revenue to 25% in the three months ended September 30, 1996 from 18% in the three months ended September 30, 1995. General and administrative expense increased by 111% to $2,062,000 in the nine months ended September 30, 1996 from $976,000 in the nine months ended September 30, 1995 and increased as a percentage of total revenue to 26% in the nine months ended September 30, 1996 from 19% in the nine months ended September 30, 1995.

The increase in general and administrative expenses for both the three and nine month periods ended September 30, 1996 was attributable primarily to (i) the administrative support of the Company's new office in LaGaude, France as a result of the acquisition of ASC and (ii) to a lesser extent increased personnel and systems costs related to the improved communications infrastructure for the Company's Internet and intranet access and the strengthening of the Company's finance organization in preparation for the Company's initial public offering.

Provision for Income Taxes.  The Company's provision for income taxes consists
---------------------------
of federal alternative minimum taxes and state and foreign income taxes. The Company expects that its effective tax rate for the foreseeable future will be lower than the combined federal and state statutory rate primarily as a result of the realization of net operating loss carryforwards.


Liquidity and Capital Resources
-------------------------------

During the nine months ended September 30, 1996, the Company financed its operations primarily through the use of cash and other liquid assets and through a private placement of equity securities in March and April 1996.

The Company's operating activities used cash of $2,438,000 in the nine months ended September 30, 1996, primarily as a result of increased sales and marketing and research and development activities related to the release of Enhanced CU-SeeMe in March 1996. Accounts receivable increased to $2,173,000 from $1,439,000 on December 31, 1995, primarily related to the increase in revenue in the three months ended September 30, 1996 as compared to the three months ended December 31, 1996.

The Company's investing activities used cash of $812,000 in the nine months ended September 30, 1996. Cash used in investing activities was primarily for the purchase of capital expenditures, and for third-party software licenses. Capital expenditures totaled $642,000 for the nine months ended September 30, 1996. These expenditures consisted principally of purchases of computer and networking systems and office equipment.

The Company's financing activities provided cash of $2,153,000 in the nine months ended September 30, 1996. The Company received gross proceeds of $2,300,000 from a private placement of equity securities in March and April 1996. On October 17, 1996, subsequent to the end of the third quarter, the Company completed its initial public offering of common stock. The Company issued and sold 3,000,000 shares of common stock in the public offering for net proceeds of approximately $24,160,000, after deducting the applicable underwriting discount and an estimated $950,000 of offering expenses.

On December 30, 1994, the Company entered into a commercial loan agreement with Fleet Bank-NH (the "Bank") providing for a $1,000,000 revolving line of credit. The commercial loan agreement was amended on August 29, 1995 to include a term loan in the initial principal amount of $53,000. The revolving line of credit expires on January 1, 1997, and the Company and the Bank have entered into negotiations for a successor credit line of $3,000,000 to be effective after January 1, 1997. Borrowing under the line of credit and the term loan are secured by substantially all of the Company's assets, including a $515,000 certificate of deposit and all of the Company's computer software products (including all source code, object code, copyrights, trademarks and patents, if any, relating thereto). Amounts outstanding under the line of credit and the term loan bear interest at the Bank's prime rate plus 0.5% (8.75% at September 30, 1996).

The commercial loan agreement requires that the Company provide the Bank with certain periodic financial reports and comply with certain financial and other ratios, including maintenance of a minimum net worth, a maximum ratio of total liabilities to tangible net worth, a minimum ratio of current assets to current liabilities and profitability determined on a rolling three-month basis. On July 31, 1996, the Company obtained a waiver from the Bank with respect to the Company's failure to satisfy the minimum ratio of current assets to current liabilities as of December 31, 1995 and the profitability covenant during the quarters ended December 31, 1995 and March 31, 1996; the waiver also extends to any and all further violations of these covenants occurring on or prior to September 30, 1996. At December 31, 1995 and September 30, 1996, no borrowings were outstanding under the revolving line of credit and $49,000 and $42,000 were outstanding under the term loan, respectively.

At September 30, 1996, the Company had cash and cash equivalents of $642,000 and working capital of ($153,000). The Company believes that the net proceeds of its initial public offering, together with current cash, cash equivalents and marketable securities, funds (if any) generated from operations and borrowings under its bank line of credit, will be sufficient to fund the Company's operations and capital expenditures for at least the next twelve months. Thereafter, the Company's liquidity will be materially dependent upon its internally generated funds and its ability to obtain funds from additional equity or debt financings from external sources.

                          PART II--OTHER INFORMATION

Item 1.   Legal Proceedings

The Company is a defendant in 13 lawsuits pending in New York federal and state courts (the "RSI Suits") in which the plaintiffs claim to suffer from carpal tunnel syndrome, or "repetitive stress injuries," as a result of having used computer keyboards (the "Keyboards") that are alleged to have been defectively designed. The Keyboards were supplied, and possibly designed and manufactured, by Ontel Corporation. The assets of Ontel Corporation were purchased in 1982 by Visual Technology, Inc. ("Visual"), a predecessor of Visual T.I., Inc. ("VTI"), which in turn is a predecessor of the Company. The RSI Suits, which seek money damages, have been brought by employees of New York Telephone, which purchased the Keyboards from Lockheed Electronics Corporation. One or more of Visual, Ontel Corporation, Lockheed Electronics Corporation and Key Tronics Corporation, a subcontractor for certain of the Keyboards, are named as co-defendants in certain of the RSI Suits. New York Telephone employees have also commenced 38 suits that name as defendants only Visual and/or Ontel Corporation. The Company could be named as a defendant in these cases. None of the RSI Suits has reached trial and additional information detrimental to the Company could be developed in the course of discovery.

In May 1993, VTI's product liability coverage terminated. Certain of the RSI Suits appear to be based on claims that allegedly arose after May 1993, and therefore may be uninsured. The insurers for VTI, the Company and others are defending the RSI Suits under a reservation of rights. To date, the Company's proportionate share of the defense costs of the RSI Suits has not been material. There can be no assurance, however, that the Company will not incur material legal expenses defending the RSI Suits. The Company has established a reserve of approximately $300,000 in connection with the RSI Suits, based upon the Company's belief that (i) certain of the RSI Suits are covered by product liability insurance, (ii) the Company is contractually indemnified by Lockheed Electronics Corporation and/or Key Tronics Corporation against all or a portion of the damages to which the Company may be subject and (iii) the Company has defenses to substantially all of the claims under the RSI Suits. Although the Company believes that its reserve for the RSI Suits is adequate, there can be no assurance that the Company's liabilities under the RSI Suits will not substantially exceed that reserve. New York Telephone and others may continue to use certain of the Keyboards and, accordingly, there can be no assurance that additional product liability claims will not be asserted against the Company in the future.

From time to time, the Company has received and may receive in the future notice of claims of infringement of other parties' proprietary rights. Although the Company believes that its products and technology do not infringe the proprietary rights of others, there can be no assurance that additional third parties will not assert infringement and other claims against the Company or that any infringement claims will not be successful.

From time to time, the Company may be exposed to litigation arising out of its products, services and operations. As of the date of this filing, the Company is not engaged in any legal proceedings of a material nature, other than the RSI Suits.

Item 4.   Submission of Matters to a Vote of Securityholders

Certain votes by the Company's stockholders were adopted with respect to, or in anticipation of, the Company's initial public offering. These matters were described in the Company's Registration Statement on Form SB-2 (File No. 333-
9525).

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               11.1 Statement Re: computation of earnings per share

               27.1 Financial Data Schedule for the three months ended
                    September 30, 1996.

               99.1 Risk Factors as excerpted from pages 6 through 17 of the
                    Company's Registration Statement on Form SB-2 (File No. 333-
                    9525).

          (b)  Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WHITE PINE SOFTWARE, INC.
                                   (Registrant)


Dated:  November 13, 1996          By: /s/ Richard M. Darer
                                       -----------------------------------------
                                       Richard M. Darer
                                       Chief Financial Officer and
                                       Vice President of Administration
                                            (Principal Financial and Accounting
                                             Officer)