Form 10KSB
period 1996-12-31
WHITE PINE SOFTWARE INC
filed 1997-03-21
CIK 1006591

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ----------------

                                  FORM 10-KSB

 (MARK ONE)

   [X]Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 1996

   [_]Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from       to

                       COMMISSION FILE NUMBER: 000-21415

                               ----------------

                           WHITE PINE SOFTWARE, INC.
                (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

               DELAWARE                              04-3151064
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

    542 AMHERST STREET, NASHUA, NEW                     03063
               HAMPSHIRE                             (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

                                (603) 886-9050
               (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ----------------

  Securities registered under Section 12(b) of the Exchange Act: None

  Securities registered under Section 12(g) of the Exchange Act: Common stock, par value $.01 per share

  Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]  No [_]

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

  State issuer's revenues for its most recent fiscal year. $11,666,000

  The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 1997, was $23,352,572, based on a total of 4,916,331 shares held by non-affiliates and on the last published sale price on the Nasdaq National Market of $4 3/4.

  The number of shares outstanding of the Registrant's common stock as of February 28, 1997 was 9,084,313.

  Transitional Small Business Disclosure Format (check one):

                                Yes [_]  No [X]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 PART I
 Item 1.  Description of Business........................................     3
 Item 2.  Description of Property........................................    27
 Item 3.  Legal Proceedings..............................................    27
 Item 4.  Submission of Matters to a Vote of Security Holders............    28
 PART II
 Item 5.  Market for Common Equity and Related Stockholder Matters.......    28
 Item 6.  Management's Discussion and Analysis or Plan of Operation......    29
 Item 7.  Financial Statements...........................................    34
 Item 8.  Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure..........................................    34
 PART III
 Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act.............    35
 Item 10. Executive Compensation.........................................    37
 Item 11. Security Ownership of Certain Beneficial Owners and
           Management....................................................    39
 Item 12. Certain Relationships and Related Transactions.................    40
 Item 13. Exhibits, List and Reports on Form 8-K.........................    42

  This Annual Report contains and incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from the results contemplated in the forward-looking statements as a result of a number of factors, including the risk factors set forth under Item 1A below.

ITEM 1. DESCRIPTION OF BUSINESS

  White Pine Software, Inc. (the "Company") develops, markets and supports multiplatform desktop connectivity software that facilitates worldwide video and audio communication and data collaboration across the Internet, intranets and other networks that use the Internet Protocol ("IP"). The Company's desktop videoconferencing software products, Enhanced CU-SeeMe and the White Pine Reflector, create a client-server solution that allows users to participate in real-time, multipoint videoconferences over the Internet and intranets. The Company recently introduced WebTerm Toolbox, which allows users to access host applications from within the browser, as a new suite of products geared to providing Advanced Intranet Solutions to corporations, educational organizations and government agencies. The Company also offers its eXodus line of desktop X Windows software, which enables seamless interoperability between local and remote environments, and its 5PM line of terminal emulation software, which provides desktop access to data and applications residing on enterprise legacy systems.

  EXODUS, WHITE PINE, 5PM TERM and WEBTERM are trademarks of the Company. CU-SEEME is a registered trademark of Cornell Research Foundation, Inc. All other trademarks or trade names referred to in this Annual Report are the property of their respective owners.

INDUSTRY BACKGROUND

  As computer usage and functionality have grown over the last two decades, businesses and other organizations have realized that they can greatly enhance the value of their computing resources by increasing interconnectivity between legacy host systems and networks of desktop personal computers ("PCs"). Terminal and X Windows emulation can be used within an enterprise to enable desktop PCs to access data and applications residing in legacy systems. In the 1970s, connectivity across enterprise boundaries was further enhanced through the development of IP, a communications protocol standard. In the 1990s, IP's networking potential has been more fully realized with the emergence of the Internet as a mass communications medium capable of transmitting text and graphics and, more recently, audio and video. Organizations have also begun to use IP to establish intranets, which use the Internet to connect information systems within an enterprise as well as provide access to information systems of other enterprises.

 Legacy System Connectivity

  Terminal emulators were developed in the early 1980s to mimic "dumb" terminals that linked users to mainframe computers through a variety of proprietary communication protocols. Subsequently, vendors developed cost-effective, software-only products that both enabled PCs to emulate text terminals for a variety of mainframe platforms and capitalized on the expanded graphical capabilities of PCs by developing high-end, graphical software emulators. Software terminal emulation, which can now be performed over the Internet through IP, continues to provide easier and wider access to mission-critical data and applications residing on enterprise legacy systems.

  In 1984, software engineers at the Massachusetts Institute of Technology broadly expanded enterprise connectivity by developing the X Window System ("X Windows") as a standard, independent of platforms, networks and operating systems, for workstations and PCs. X Windows, which is based on a client-server computing model, permits a user to run multiple graphical applications simultaneously on a variety of platforms from a single X Windows terminal. Since 1990, virtually all X Windows applications have used IP networks to establish connectivity for desktop PCs, enabling large numbers of PCs to access data and applications across the enterprise, regardless of the platform, network or operating system.

 Communication on the Internet and Intranets

  Use of the Internet, an interconnected network of numerous public and private networks that links over 130 countries, has exploded in the 1990s as a result of the growing installed base of PCs and the emergence of the user-friendly World Wide Web (the "Web"). At its heart lies IP, which allows for uniform, seamless communications in a multi-vendor, multi-provider public network. Recognizing that similar benefits can be realized by applying IP within an enterprise, businesses and other organizations have begun to establish private intranets that enable them to better distribute information to employees, connect disparate equipment and protect their investment in computer resources, as well as to share information with customers, vendors, partners and others.

  The rapid growth of the Internet has been largely attributable to its use as a communications medium. Initially, the Internet facilitated text-based communication applications. As multimedia PCs become commonplace, Internet usage is expanding to take advantage of new multimedia capabilities for real-time communications using Internet telephony and, ultimately, videoconferencing.

  Videoconferencing consists of real-time, one-way or two-way audio and video communication. It enables users at remote locations to enjoy many of the benefits of face-to-face meetings without the time and expense of travel. Today, a substantial portion of videoconferencing systems remain hardware-based with proprietary communication protocols and fit into three principal classes: room-based systems priced at or above $40,000, "roll-about" systems priced at less than $20,000, and hardware-based desktop systems priced as low as $1,000. In the early 1990s, the International Telecommunications Union (the "ITU") began to establish standards for interactive audio, video and data communication over digital networks. By 1992, a number of vendors had introduced, and demonstrated interoperability among, hardware-based videoconferencing systems that complied with early ITU standards. While the implementation of emerging industry standards and other technological improvements have helped to increase sales of hardware-based videoconferencing systems in recent years, the relatively high price and limited interoperability of these systems have impeded the widespread adoption of videoconferencing as a mass communication medium.

  In an effort to expand the availability of videoconferencing as a communications tool, a number of developers commenced efforts to develop software-based videoconferencing technology that did not require expensive proprietary hardware. In 1992, Cornell Information Technologies, a research institute at Cornell University, introduced freeware known as CU-SeeMe ("Freeware CU-SeeMe"). This real-time black-and-white desktop videoconferencing software enables users to communicate over the Internet, independent of computer hardware and operating system, using low-cost, easily available hardware, such as 28.8 kbps modems and standard videocapture boards and video cameras.

  Although Freeware CU-SeeMe lacks the reliability, functionality and features that are necessary to succeed in today's commercial marketplace, its popularity has demonstrated the potential market for a software-based videoconferencing solution that is able to connect users through the Internet. As industry standards for Internet-based videoconferencing emerge, more developed IP-based solution are transforming the multimedia PCs already installed in homes and offices into videoconferencing terminals at a fraction of the price of today's hardware-based systems. Software solutions for videoconferencing over the Internet and other IP-based networks not only provide videoconferencing capabilities at a lower price but also permit the addition of new features and the implementation of emerging standards.

THE WHITE PINE SOLUTION

  White Pine develops, markets and supports a variety of cross-platform connectivity software products, the majority of which the Company designed by applying its substantial IP connectivity experience. The Company seeks to develop innovative, lower-priced, software alternatives to hardware connectivity products and to enhance its software solutions through additional functionality and features. White Pine has been a leader in developing standards-based connectivity products that allow customers to access information within and across enterprises through local area networks ("LANs"), wide area networks ("WANs"), the Internet and intranets.

  The Company's videoconferencing products, Enhanced CU-SeeMe and the White Pine Reflector, create a software-only client-server solution for real-time, multipoint audio and video communication and data collaboration over the Internet. By developing videoconferencing products that require no proprietary hardware, White Pine is able to offer videoconferencing at a substantially lower price than vendors of traditional hardware-based systems and thereby encourage businesses and others to adopt it as a mass communication medium. The Company's exclusive license agreement with Cornell Research Foundation, Inc. (the "Cornell Foundation"), the technology licensing organization associated with Cornell University, provided the Company with the underlying technology for Enhanced CU-SeeMe and the White Pine Reflector and afforded the Company brand name recognition, an installed base and a time-to-market advantage over other vendors seeking to develop software videoconferencing solutions.

  Enhanced CU-SeeMe is available on multiple platforms and can be installed on most multimedia PCs without any proprietary hardware. By operating over the Internet, Enhanced CU-SeeMe substantially broadens the base of businesses, organizations and individuals able to engage in videoconferencing. The White Pine Reflector, the software-only server component of the Company's videoconferencing solution, allows users of Enhanced CU-SeeMe to participate in multipoint videoconferences with a nearly unlimited number of users. The White Pine Reflector also solves the complex problem of enabling real-time multipoint communication over the Internet between users operating at different connection speeds without degrading the quality of the entire conference to that of the slowest connection speed. Together, Enhanced CU-SeeMe and the White Pine Reflector, with their low prices, cross-platform capabilities and ease of use, enable corporations, government organizations, educational institutions and individuals worldwide to interact in real time without the time and expense of travel.

  White Pine recently introduced WebTerm Toolbox, which allows users to access host applications from within a World Wide Web ("Web") browser, as a new suite of products geared to providing Advanced Intranet Solutions to corporations, educational organizations and government agencies. White Pine's eXodus and 5PM products allow users throughout an enterprise to access mission-critical data and applications residing on legacy systems. These software products are competitively priced and easy to use, and they include a comprehensive set of features allowing for seamless integration with existing enterprise systems and newer intranet applications.

STRATEGY

  White Pine's principal business objective is to be a supplier of leading-edge network connectivity solutions. The Company plans to build upon its position as a leader in Internet-based videoconferencing and to offer customers complete intranet solutions by continuing to expand its connectivity product offerings. The key components of White Pine's strategy are as follows:

  Maintain Technological and Time-to-Market Leadership. The Company's Enhanced CU-SeeMe, introduced in March 1996, was the first commercially available Internet-based videoconferencing product. The Company believes that Enhanced CU-SeeMe's Internet-based videoconferencing technology, cross-platform capabilities, software-only and hardware-independent architecture, and scalability over a broad range of bandwidths provide significant competitive advantages. Enhanced CU-SeeMe has been featured in a number of on-line and industry publications and has won C/net's Best Buy January 1997, PC Computing's five-star rating in its February 1997 issue, New Media Magazine's "1996 Hyper Award," and Byte Magazine's "Best of PC Expo '96 Winner."

  Leverage Name Recognition and Installed Base of Freeware CU-SeeMe. The Company seeks to leverage the brand name recognition of its videoconferencing product, Enhanced CU-SeeMe, and its predecessor, Freeware CU-SeeMe.

  Leverage Strength of White Pine Reflector Technology. The Company believes its success in the Internet-based videoconferencing market derives in part from the capabilities of the White Pine Reflector, the Company's software-only server technology for group videoconferencing. The Company plans to release the next version of the White Pine Reflector, to be renamed "MeetingPoint," in the second quarter of 1997. Meeting Point 3.0 is expected to incorporate advanced billing and tracking functionality, standards-based whiteboard sharing, and interoperability supporting other vendors' client software through the recently ratified H.323 standard for audio/video communication. As industry standards develop, the Company intends to release standards-compliant versions of the White Pine Reflector to permit end-users to take advantage of its capabilities, regardless of whether they are using Enhanced CU-SeeMe or a videoconferencing client system from another vendor.

  Establish and Extend Strategic Relationships. The Company intends to establish new strategic and original equipment manufacturer ("OEM") relationships and extend existing relationships with multinational firms that provide unique marketing or distribution opportunities or technological capabilities for Enhanced CU-SeeMe. The Company has already established marketing and distribution relationships with companies such as Ingram Micro, Inc., Tech Data Corporation, BBN Planet Corporation, Winnov, Inc., Philips and Symantec. The Company also intends to use technology relationships to accelerate the delivery of enhanced product features and services to the Enhanced CU-SeeMe market. The Company has already established technology relationships with Voxware, Inc. for voice compression technology, Four11 Corporation for global Internet conferencing "white pages," Utopia Inc. for Web and intranet integration services and Databeam for standards-based whiteboard sharing.

  Continue Standards Implementation for Interoperability. The Company believes that the continued adoption and implementation of industry standards for interoperability are crucial to the growth of the videoconferencing market. The Company is committed to implementing standards-based functionality into upcoming releases of the White Pine Reflector. The Company actively participates in key standards bodies, such as the International Multimedia Teleconferencing Consortium, the Internet Engineering Task Force and the
X Consortium, and follows the development of standards by the ITU.

  Increase Market Penetration Outside North America. The Company intends to increase its international marketing activities for both the Company's videoconferencing products and its legacy connectivity products by identifying and engaging complementary distributors in each major international market. The Company believes that this strategy will enable it to leverage each distributor's presence and experience in its local market. To that end, the Company has already established distribution relationships in Australia, France, Hong Kong, Japan, Korea and the United Kingdom.

  Extend Multiplatform Product Line to Web Browsers. Based upon the rapid growth of the Internet and the Web, the Company believes that users will increasingly rely less on computer operating systems, such as Microsoft Windows and Macintosh OS, and more on Web browsers, such as Microsoft Internet Explorer and Netscape Navigator, to access information and applications. To meet the needs of businesses and other organizations that have increased their use of the Internet and intranets, the Company has recently developed connectivity packages, such as WebTerm, which utilize standard Web browsers to provide complete terminal emulation over the Internet or a corporate intranet.

PRODUCTS

  White Pine develops, markets and sells a variety of cross-platform software connectivity products for use over the Internet, intranets and other IP-based networks. The Company seeks to develop innovative, lower-priced software alternatives to hardware solutions and to enhance its software solutions through additional functionality and features. White Pine has been a leader in developing standards-based connectivity products that allow customers to access information within and across enterprises through LANs, WANs, the Internet and intranets.

 Videoconferencing

  White Pine develops, markets and sells Enhanced CU-SeeMe and the White Pine Reflector, which together create a software client-server videoconferencing solution for businesses, educational institutions, government organizations and individuals. These products enable a user to participate in live one-way, two-way or multipoint audio and video communication and data collaboration over the Internet and other IP networks at a significantly lower price than traditional hardware-based videoconferencing solutions.

  The following table sets forth the Company's videoconferencing products and their respective platforms, dates of initial shipment, descriptions and suggested retail prices.

                                             INITIAL                              SUGGESTED
                          OPERATING SYSTEM  SHIPMENT                               RETAIL
     CURRENT PRODUCT          PLATFORMS       DATE           DESCRIPTION            PRICE
     ---------------      ----------------  --------         -----------          ---------
 Enhanced CU-SeeMe 2.0    Macintosh PowerPC June 1996 Desktop client software        $99
                          Mac 68000                   for videoconferencing
                                                      over IP networks
 Enhanced CU-SeeMe 2.1    Windows           December  Desktop client software        $99
                                              1996    for videoconferencing
                                                      over IP networks
 White Pine Reflector 2.1 Windows           December  Server software for        $995 and up
                          NT,95,UNIX          1996    multipoint
                                                      videoconferencing set-up
                                                      and control

  The Company also licenses Enhanced CU-SeeMe and the White Pine Reflector as a bundled package and offers site licenses and volume discounts for larger purchases.

ENHANCED CU-SEEME

  Installed on a multimedia PC equipped with low-cost, easily available hardware, such as a 28.8 kbps modem, a standard videocapture board and a standard video camera, Enhanced CU-SeeMe enables real-time audio and video communication and data collaboration over the Internet and other IP networks. Enhanced CU-SeeMe has the following capabilities and features:

  .  simultaneous viewing of up to eight videoconferencing participants;

  . data collaboration through the WhitePineBoard, a form of whiteboard software;

  .  participation in live "cybercast" events;

  . intuitive, dynamic windowing of videoconferencing participants through the Participants List, which indicates presence by video, voice or chat;

  . automatic call initiation for frequently called addresses stored in the Phone Book, with contact card exchange and software functions equivalent to call-waiting and caller-ID;

  .  directory services for locating people on the Internet;

  . browser support for direct launch of Enhanced CU-SeeMe from any Web page; and

  .  ""chat'' function.

  Enhanced CU-SeeMe allows users to videoconference over bandwidths as low as
28.8 kbps and to improve video resolution and frame rate by taking advantage of the wider bandwidths provided by ISDN lines, LANs, cable modems and other technologies. Enhanced CU-SeeMe incorporates a variety of audio and video compression/decompression software ("codecs") for use with different bandwidths and allows a user to select the appropriate audio and video codecs for the user's particular bandwidth. Enhanced CU-SeeMe is designed to be easily installed as a result of its interoperability with most standard, non-proprietary hardware configurations.

  White Pine commenced shipments of Enhanced CU-SeeMe 2.0 for certain Windows and MacIntosh platforms in March 1996 and June 1996, respectively, and released Enhanced CU-SeeMe 2.1 for Windows in October 1996, which provides additional multicasting capability, improved audio performance and integrated directory services. The Company intends to release Enhanced CU-SeeMe 3.0 for Windows in the second quarter of 1997. Version 3.0 is expected to incorporate new features such as enhanced directory services, and improved ease of use. The Company expects that Enhanced CU-SeeMe 3.0 in combination with the Reflector 3.0 will support relevant Internet and ITU standards such as H.323 that enable interoperability among videoconferencing systems of different vendors and other application frameworks. The Company has also announced its plans to provide interoperability between the Reflector and Microsoft Corporation's NetMeeting communications and collaboration software.

  Enhanced CU-SeeMe has been featured in a number of on-line and industry publications and has won C/Net's Best Buy in January 1997, PC Computing's five-star rating in its February 1997 issue, New Media Magazine's "1996 Hyper Award," and Byte Magazine's "Best of PC Expo '96 Winner".

WHITE PINE REFLECTOR

  The White Pine Reflector is the software-only server component of White Pine's client/server videoconferencing solution. The White Pine Reflector software allows groups of users to interact together in real-time utilizing text chat and whiteboard sharing to full audio/video conferencing. The White Pine Reflector can bring nearly any size group together, from traditional, 3- or 4-person videoconferences to interactive cybercasts involving hundreds or thousands of participants. Furthermore, the White Pine Reflector can connect disparate types of end-users, bridging the variety of end-users operating systems and network connection without dragging the quality of the conference down to the lowest common denominator. The White Pine Reflector has the following capabilities and features:

  . capacity to accommodate up to an aggregate of 100 participants in one or more simultaneous videoconferences on a single White Pine Reflector, depending on the processing power of the computer on which the White Pine Reflector is installed and the participants' connection speeds;

  . videoconferencing with a nearly unlimited number of conference participants through linkages to other White Pine Reflectors;

  . ability to "cybercast" live events to large audiences through linkages to other White Pine Reflectors;

  .  controlled bandwidth management;

  .  ability to utilize multicast-capable networks;

  . conference security through conference identification, password and IP address verification; and

  . compatibility with multiple platforms, including Windows 95, Windows NT and eleven versions of UNIX, including those offered by Sun
     Microsystems, Inc., Digital Equipment Corporation, International Business Machines Corporation, Hewlett-Packard Company and Santa Cruz Operations, as well as Linux.

  The following diagrams illustrate the use of Enhanced CU-SeeMe and the White Pine Reflector in a simple group conference, an intranet group conference and a cybercast.

SIMPLE GROUP CONFERENCE

[Graphic: A depiction of a computer monitor containing the word "Reflector"
  ("Reflector Symbol") connected by four lines of various widths to four depictions of persons facing PCs. Above each of the four lines, in order of decreasing width, are the terms "LAN," "WAN," "ISDN" and "28.8."]

  The White Pine reflector allows videoconferencing among users with different connection speeds without having to use the lowest common bandwidth.

INTRANET GROUP CONFERENCE

[Graphic: Two Reflector Symbols connected by a thick line. The words "Intranet or Corporate WAN" appear above the line. The Reflector Symbol on the left is connected by two lines of different widths to three depictions of persons facing PCs. The word "ISDN" appears above the thinner line, and the word "LAN" appears above the thicker line. The words "Home Office" appear below the Reflector Symbol on the left. The Reflector

  Symbol on the right is connected by a line to three depictions of persons facing PCs. The word "LAN" appears above the line. The words "Remote Office" appear below the Reflector Symbol on the right.]

Multiple White Pine Reflectors can work together to maximize conference quality and minimize bandwith use.

CYBERCAST MODE

[Graphic: A depiction of a person facing a PC connected by a line to a Reflector Symbol, which in turn is connected by lines to three other Reflector Symbols, two of which are connected by lines to two depictions of persons facing PCs and one of which is connected by lines to three depictions of persons facing PCs.]

White Pine Reflectors can be linked to reach a nearly unlimited number of recipients.

  The White Pine Reflector deploys software-only technology to allow users with different connection speeds to conference with each other without degrading the quality of the entire conference to that of the slowest connection speed. The White Pine Reflector manages video and audio streams and utilizes multicasting, if available, to minimize bandwidth use. For example, groups of White Pine Reflectors can work together to minimize traffic over the WAN, while utilizing multicast technology to minimize LAN traffic. The Reflector also provides a significant point of control that network managers can use to roll out videoconferencing in a controlled fashion and offers conferencing services to both end-users and administrators, such as conference security, conference monitoring, and remote configuration. The White Pine Reflector runs on Windows NT/95 and 8 versions of UNIX, including those offered by Sun, HP, IBM, Digital, and Silicon Graphics.

  The Company commenced shipments of Version 2.0 of the White Pine Reflector for certain platforms in the second quarter of 1996. Version 2.1, released in December of 1996, fully utilizes standards-based multicasting technology and added an intuitive graphical user interface for remotely configuring and monitoring multiple White Pine Reflectors, and support for Internet service/content providers to track and bill customers for video services. In the second quarter of 1997 the Company expects to release the next version, to be renamed "MeetingPoint," incorporating new conference management features for intranet and Internet service provider ("ISP") customers such as advanced billing and tracking functionality, and T.120 standards-based whiteboard sharing. In addition, White Pine plans on supporting other vendors' client software through the recently ratified H.323 standard for audio/video communication over packet networks.

  The Company believes that, to date, most users of Enhanced CU-SeeMe take advantage of publicly available White Pine Reflectors and freeware multipoint conferencing servers for group conferencing and cybercasts, such as the White Pine Reflectors maintained by the National Aeronautics and Space Administration, the National Science Foundation and the Global Schoolhouse Project. The Company expects that an increasing number of White Pine Reflectors will be maintained by businesses and other enterprises to permit private videoconferencing and cybercasting over LANs, WANs and intranets. Certain ISPs, such as BBN Planet Corporation and Utopia Inc., also maintain White Pine Reflectors for use by their respective subscribers.

 Legacy Connectivity Products

  The Company offers legacy connectivity products that allow businesses and other organizations to access data and applications residing on host workstations, mini-computers and mainframe computers from most widely-used desktop operating systems. Because the Company believes that users will increasingly rely less on computer operating systems and more on Web browsers to access information and applications, the Company intends to develop Web-enabled versions of its legacy connectivity products for major Web browsers.

  WebTerm

  White Pine's WebTerm line of products provides both graphical windowing and text-based emulation through Web browsers, such as Microsoft Internet Explorer and Netscape Navigator. WebTerm Toolbox terminal plug-ins began shipping in December 1996 and offer both Windows and Macintosh users complete VT420, TN3270, and TN5250 terminal emulation through an organization's intranet for total point-to-point access to their host computers. WebTerm Toolbox is designed to simplify the installation and configuration of software and reduce the amount of product training required for users. The WebTerm Toolbox's suggested retail price is $69 per emulation or $189 for all three emulations.

  WebTerm X, expected to ship in the second quarter 1997, offers a similar product design but provides the ability to run native UNIX or VMS windowing environments, known as X Windows, from within the user's Web browser on a Windows 95 or Windows NT desktop computer. This provides access through the Internet or an intranet to all applications on most types of workstations, including those manufactured by IBM, Sun, Hewlett-Packard and Silicon Graphics. The suggested retail price of WebTerm X is expected to be $169.

  Graphical Windowing

  White Pine's eXodus products provide a comprehensive line of multiplatform X Windows solutions that permit seamless interoperability between local and remote environments. The Company's predecessor introduced the first eXodus product in 1989, and the Company most recently introduced eXodus 6.1 for Macintosh in March 1997. Each eXodus product incorporates an X server that connects users of most widely used desktop operating systems to UNIX, Windows NT, VMS and other multi-user computer platforms. These products permit users to establish connections over high-speed LANs as well as over standard telephone lines.

  Version 6.1 of eXodus has been developed to operate seamlessly with Microsoft Internet Explorer and Netscape Navigator to offer integration into today's expanding corporate Intranets. eXodus can also operate over high speed LANs, ISDN lines, or standard analog telephone lines. The suggested retail price for eXodus is $295.

  Graphical Host Connectivity

  White Pine offers software available to provide users on both Macintosh and Windows computers with access to host applications using the well-established ReGIS graphic format made popular on VMS host computers by Digital Equipment Corporation. The suggested retail price of this software is $349.

  Text-based Host Connectivity

  White Pine's 5PM products provide terminal emulation solutions to access data and applications residing on a variety of platforms, including those offered by Digital Equipment Corporation, International Business Machines Corporation and Hewlett-Packard Company, as well as those offered by Siemens AG and Unisys Corporation, whose host systems are widely used in Europe. The Company offers 5PM Term, which provides full terminal emulation, scripting, hot keys, network and serial connection software, file transfer utilities, keyboard pallets and other features. All 5PM products have an identical interface regardless of platform, allowing customers with large installed bases to purchase terminal emulation solutions from a single vendor and thereby minimize support and training costs. The suggested retail prices of 5PM Term for Macintosh range from $249 for a single emulation to $399 for all emulations.

RESEARCH AND DEVELOPMENT

  Since its inception, the Company has specialized in IP-based connectivity solutions for corporate customers and now provides what it believes to be the broadest line of multiplatform, software connectivity solutions in the market. Over the past two years, the Company has successfully introduced new X server and terminal emulation products for Windows and now offers competitive cross-platform solutions. In June 1995, the Company secured from the Cornell Research Foundation, Inc. (the "Cornell Foundation") the exclusive worldwide rights to license the Freeware CU-SeeMe videoconferencing software and has since focused its development efforts on producing commercial versions of this software.

  The Company's research and development expenditures totalled $3,819,000, $1,866,000 and $1,301,000 in the fiscal years ended December 31, 1996, and 1995, and the nine months ended December 31, 1994, respectively. The Company intends to continue to devote substantial resources to research and development.

  Based upon the rapid growth of the Internet and the Web, the Company believes that users will increasingly rely less on computer operating systems and more on Web browsers to access information and applications. As a result, the Company has redirected its X server and terminal emulation development efforts towards Web-enabled and plug-in products that will integrate with Web browsers such as Microsoft Internet Explorer and Netscape Navigator. The Company began shipping these Web-enabled products during the fourth quarter of 1996.

MARKETING AND DISTRIBUTION

  The Company markets and sells its products through a combination of distributors, OEMs and strategic partners, its direct sales organization and over the Internet. The Company conducts marketing programs, including direct mail, advertising, public relations, distribution of product literature and other programs to support each of the channels, in order to position and promote its products and services. The Company maintains a Web site where prospective customers can obtain information about the Company's products and services and download certain software for evaluation. Marketing personnel provide price lists and product descriptions and assist the direct sales force through lead generation and sales training. The Company's primary strategy for marketing and distributing its videoconferencing products is to establish new strategic and OEM relationships and extend existing relationships with multinational firms that provide unique marketing or distribution opportunities or technological capabilities for the Company's videoconferencing products. The Company has already established distribution relationships in Australia, France, Hong Kong, Japan, Korea and the United Kingdom. The Company has also formed OEM or bundling relationships in order to provide customers with turnkey solutions and to facilitate product sales through distribution channels. The Company has established such relationships with Symantec, a developer and marketer of software, Philips, a manufacturer of digital cameras, and Digital Visions Inc. and Winnov, Inc., manufacturers of video boards. In 1996, the Company began to employ Tech Data and Ingram Micro as first tier distributors to deliver Enhanced CU-SeeMe to consumers through retail channels including store chains and superstores, such as CompUSA, Egghead Software and RCS. The Company also sells its software videoconferencing products and WebTerm Toolbox directly from its Web site.

  The Company also promotes its videoconferencing products by actively participating in major videoconferencing and other tradeshows such as the Networld+Interop, PC Expo, Comdex, Internet World, Telcon and MacWorld. The Company periodically sponsors special events, such as cybercasts of the Little League 50th Anniversary World Series and the 1996 Republican National Convention, in an effort to enhance the visibility of the Company and its products.

  The Company markets and sells its legacy connectivity products in the United States through its direct sales force and distributors and in other countries primarily through distributor relationships.

  International sales represented 30%, 23% and 11% of total revenue in the fiscal years ended December 31, 1996 and 1995, and the nine months ended December 31, 1994, respectively.

  The Company's sales force is located in Nashua, New Hampshire, San Jose, California and LaGaude, France.

CUSTOMERS

  The Company's customers include businesses, government organizations, educational institutions and individual consumers. The Company sells its software to end users and to OEMs that bundle the Company's software with other products.

  Sales to Ingram Micro, Inc. represented 14%, 16% and 21% of the Company's total revenue in the fiscal years ended December 31, 1996 and 1995, and the nine months ended December 31, 1994, respectively. See Note 8 of Notes to the Company's Consolidated Financial Statements. The loss of this customer could have a material adverse effect on the Company's business, financial condition and results of operations.

CUSTOMER SERVICE AND SUPPORT

  White Pine is committed to maintaining customer satisfaction and loyalty. White Pine employs technical customer representatives located in New Hampshire, California and France to support and service its customer base. In the future, the Company intends to hire additional technical customer representatives to support the increasing installed base of Enhanced CU-SeeMe. In the event demand for customer service outpaces the Company's expectations, the Company may employ a third-party help-desk organization to provide additional support. The Company believes that certain of its distributors and OEM customers maintain separate customer support organizations for their respective customers. The Company provides back-up support to such organizations.

  The Company maintains a technical support hotline to answer customer inquiries and provides an on-line database of technical product information. The Company's support staff also responds to e-mail inquiries and monitors several e-mail mailing lists. Customer support specialists diagnose and solve technical problems related not only to the Company's products but also to other hardware and software with which the Company's products may interact. The Company tracks all support requests, including current status reports and historical customer interaction logs, using a series of customer databases. The Company uses customer feedback as a source of ideas for product improvements and enhancements.

  The Company intends to provide maintenance for Enhanced CU-SeeMe through a program of periodic technical upgrades. For a fee, the Company will provide extended maintenance services to its White Pine Reflector customers and to certain volume purchasers of Enhanced CU-SeeMe. Customers who purchase site licenses for the White Pine Reflector are required to enter into a customer support and maintenance agreement. The Company's X Windows and terminal emulation customers can obtain service and support through the Company's eXtend Support Program, which for a fee entitles customers to priority service through a toll-free number and to free, automatic shipments of all enhancements and upgrades for legacy connectivity products licensed from the Company.

COMPETITION

  The market for videoconferencing products and services is extremely competitive, and the Company expects that competition will intensify in the future. The Company believes that the principal competitive factors in the videoconferencing industry are price, video and audio quality, interoperability, functionality, reliability, service and support, hardware platforms supported, and vendor and product reputation. The Company believes that its ability to compete successfully will depend on a number of factors both within and outside its control, including the adoption and evolution of industry standards, the pricing policies of its competitors and suppliers, the timing of the introduction of new software products and services by the Company and others, the Company's ability to hire and retain employees, and industry and general economic trends. The Company anticipates that in the near future the videoconferencing market will experience intense competition in the form of product bundling or significant price reductions.

  The Company currently competes, or expects to compete, directly or indirectly with the following categories of companies: (i) traditional hardware-based videoconferencing companies, such as PictureTel Corporation, VTEL Corporation and Compression Labs, Incorporated; (ii) emerging videoconferencing technology companies, such as Cinecom Corporation, Connectix Corporation, Creative Labs, Inc. and VDONet Corp.; (iii) vendors of operating systems and browsers such as Microsoft Corporation, which recently introduced NetMeeting, a product that enables point-to-point audio and data communication over the Internet, and Netscape Communications Corporation, which recently acquired Insoft, Inc. and its audio and videoconferencing technology; (iv) videoconferencing support companies, such as VideoServer, Inc., Lucent Technologies, Inc. and Accord Ltd.; and (v) other companies developing videoconferencing systems. Because the barriers to entry in the software market are relatively low and the potential market is large, the Company anticipates continued growth in the industry and the entrance of new competitors in the future. Enhanced CU-SeeMe also competes with videoconferencing software that is available on the Internet and can be downloaded by users for either no charge or for extended evaluation. Freeware CU-SeeMe and its related server are freely available over the Internet. See "-- Proprietary Rights."

  In the market for X Windows products, the Company faces significant direct competition from a number of PC X server software vendors, including Hummingbird Communications Ltd., NetManage, Inc., Network Computing Devices, Inc. and Walker Richer and Quinn Inc., as well as indirect competition from manufacturers of dedicated X terminals. The Company's principal competitor in this market is Hummingbird Communications

Ltd., the largest supplier of X server software products for the PC platform. To the extent that these and other companies introduce new or enhanced PC X server software products, the Company will face increased competition.

  In the terminal emulation market, the Company currently competes with the following categories of companies: (i) vendors of International Business Machines Corporation host connectivity products, including Attachmate Corp. and Wall Data Incorporated; (ii) vendors of TCP/IP terminal emulation products, including FTP Software, Inc. and NetManage, Inc.; and (iii) vendors of Digital Equipment Corporation and Hewlett-Packard Company host connectivity products, including Walker Richer and Quinn Inc. In the Web-based terminal emulation environment, the Company expects to compete, directly or indirectly, with International Business Machines Corporation, Open Connect, Wall Data Incorporated, Attachmate Corp., and Walker Richer and Quinn Inc.

  Many of the Company's current and potential competitors, including Hummingbird Communications Ltd., Intel Corporation, International Business Machines Corporation, Microsoft Corporation, Netscape Communications Corporation and PictureTel Corporation, have significantly longer operating histories and/or significantly greater managerial, financial, marketing, technical and other competitive resources, as well as greater name recognition, than the Company. As a result, the Company's competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the promotion and sale of their products and services. There can be no assurance that the Company will be able to compete successfully with existing or new competitors. In addition, competition could increase if new companies enter the market or if existing competitors expand their service offerings. An increase in competition could result in material price reductions or loss of market share by the Company and could have a material adverse effect on the Company's business, financial condition and results of operations.

  To remain competitive, the Company will need to continue to invest in research and development and sales and marketing. There can be no assurance that the Company will have sufficient resources to make such investments or that the Company will be able to make the technological advances necessary to remain competitive. In addition, current and potential competitors have established or may in the future establish collaborative relationships among themselves or with third parties, including third parties with whom the Company has a relationship, to increase the visibility and utility of their products and services. Accordingly, it is possible that new competitors or alliances may emerge and rapidly acquire a significant market share. Such an eventuality could have a material adverse effect on the Company's business, financial condition and results of operations.

GOVERNMENT REGULATION

  At present, there are few laws or regulations that specifically address access to or commerce on the Internet. The increasing popularity and use of the Internet, however, enhance the risk that the governments of the United States and other countries in which the Company sells or expects to sell its products will seek to regulate videoconferencing and the Internet with respect to, among other things, user privacy, pricing, and the characteristics and quality of products and services. Any such regulation could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, because the Internet has only recently come into widespread use, it is not yet clear how existing laws governing issues such as libel, privacy and the ownership of intellectual property will apply to communications over the Internet. The Company is unable to predict the impact, if any, that existing or future legislation, legal decisions or regulations may have on its business, financial condition or results of operations.

  The Telecommunications Act of 1996, which was enacted in February 1996, purports to impose criminal liability on (i) any person that sends or displays in a manner available to minors indecent or patently offensive material on an interactive computer service such as the Internet and (ii) any entity that knowingly permits facilities under its control to be used for such activities. In June 1996, a special three-judge panel in federal district court found these provisions unconstitutional and issued a preliminary injunction against their enforcement. The U.S. Department of Justice has appealed this decision to the U.S. Supreme Court. If these provisions are upheld or if similar provisions are enacted in the future, they may inhibit the growth or use of the

Internet and chill the development of Internet content, thereby decreasing the demand for the Company's Internet videoconferencing products or otherwise having a material adverse effect on the Company's business, financial condition and results of operations.

  In March 1996, the America's Carriers Telecommunication Association ("ACTA"), a group of telecommunications common carriers, filed a petition (the "ACTA Petition") with the Federal Communications Commission (the "FCC"), arguing that providers (such as the Company) of computer software products that enable voice transmission over the Internet (Internet "telephone" services) are operating as common carriers without complying with various regulatory requirements and without paying certain charges required by law. The ACTA Petition argues that the FCC has the authority to regulate both the Internet and the providers of Internet "telephone" services and requests that the FCC declare its authority over interstate and international telecommunications services using the Internet, initiate rulemaking proceedings to consider rules governing the use of the Internet for the provision of telecommunications services, and order providers of Internet "telephone" software to immediately cease the sale of such software pending such rulemaking. Certain parties have filed comments with the FCC regarding the ACTA Petition. The Company is unable to predict the outcome of this proceeding. In December 1996 the FCC stated that it intended to address the legal questions raised by the ACTA Petition in a future proceeding. Any action by the FCC to grant the relief sought by ACTA or otherwise to regulate use of the Internet as a medium of communication, including any action to permit local exchange carriers to impose additional charges for connections used for Internet access, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1A. Risk Factors--Competition."

PROPRIETARY RIGHTS

  The Company's videoconferencing products, Enhanced CU-SeeMe and the White Pine Reflector, are commercial versions of Freeware CU-SeeMe and its related server. Freeware CU-SeeMe and its related server were developed by Cornell Information Technologies, a research institute at Cornell University, and are freely available on the Web. In June 1995, the Company and the Cornell Foundation entered into an Exclusive Software License Agreement (the "License Agreement") that granted to the Company the exclusive worldwide right to develop, modify, market, distribute and sublicense commercial versions of Freeware CU-SeeMe and its related server, as well as the rights to appoint licensee distributors and to use the trademark "CU-SeeMe." The License Agreement requires that the Company pay royalties based on the Company's net revenue from its commercial versions of Freeware CU-SeeMe and its related server (subject to certain minimum per-copy royalties) and share sublicensing income with the Cornell Foundation. The License Agreement also requires that the Company make certain annual minimum royalty payments, including minimum payments based on royalties from sublicenses. As of December 31, 1996, the Company has not paid the minimum amount payable with respect to sublicensing royalties for the period from June 1, 1995 through November 30, 1996. There can be no assurance that the Company will meet its royalty obligations for the current license period or any subsequent license year. Under the License Agreement, the Company issued to the Cornell Foundation a warrant, which Cornell exercised during December 1996 to purchase 20,000 shares of Common Stock at an exercise price of $3.00 per share. The License Agreement has an initial term expiring December 1, 1998 and renews automatically for periods of one year unless and until terminated by either party for "cause" or by the Company for convenience. For purposes of the License Agreement, "cause" means failure by the Company to pay any amount due under the License Agreement (including the failure by the Company to pay the minimum amount payable with respect to sublicensing royalties for the period from June 1, 1995 through November 30, 1996), if not cured within 30 days of written notice of such failure to pay, or any material breach of the License Agreement by either party, if not cured within 90 days of written notice of such breach. "Material breach" includes failure to exercise due diligence to develop, manufacture and market commercial versions of Freeware CU-SeeMe and its related server, failure to grant sublicenses as required by the License Agreement, failure to maintain quality control over the Company's commercial versions of Freeware CU-SeeMe and its related server, and failure to develop and exploit the market to the extent necessary to meet the Company's minimum royalty obligations under the License Agreement. The failure of the Company to meet certain staffing, product introduction and sublicensing obligations will permit the Cornell Foundation to terminate the exclusivity provisions of the License Agreement.

  As part of the License Agreement, the Cornell Foundation, acting through Cornell Information Technologies, and the Company agreed to provide technical support to each other to maintain the compatibility and interoperability of Freeware CU-SeeMe and Enhanced CU-SeeMe and their respective servers. The Cornell Foundation and Cornell University are entitled to use any portion of the source code of the Company's commercial versions of Freeware CU-SeeMe and its related server that may be necessary to maintain basic compatibility and interoperability with Freeware CU-SeeMe and such server. The Company must provide to the Cornell Foundation and Cornell University, at no cost, all information required to maintain such compatibility and interoperability.

  Under the terms of the License Agreement, the Company also agreed to offer sublicenses to the source code of Freeware CU-SeeMe and its related server for a nominal fee, provided that any sublicensee agrees (i) to distribute only executable versions of Freeware CU-SeeMe and its related server, (ii) to realize no profit or gain, either directly or indirectly, from the use or distribution of Freeware CU-SeeMe or its related server, (iii) to grant each of the Company and the Cornell Foundation, at no cost, a royalty-free, perpetual, irrevocable, unrestricted license to use modifications and enhancements to Freeware CU-SeeMe and its related server developed and distributed by the sublicensee, as well as related documentation, and (iv) to freely distribute on the Internet the executable code for Freeware CU-SeeMe and its related server as modified by the sublicensee. Moreover, the Company agreed to permit third parties to use unmodified source code of Freeware CU-SeeMe and its related server for the development, manufacture and marketing of commercial products in executable code form that incorporate unmodified or re-engineered versions of Freeware CU-SeeMe or its related server, subject to reasonable licensing terms.

  Under the terms of the License Agreement, the Cornell Foundation retained the right on behalf of Cornell University to issue licenses and maintenance and other releases of Freeware CU-SeeMe and its related server to third parties as not-for-profit freeware. The Cornell Foundation and Cornell University may also use any portion of Freeware CU-SeeMe and its related server to develop commercial products and services to be licensed to others, provided that those products and services do not compete directly with the Company's commercial versions of Freeware CU-SeeMe and its related server. See "Item 1A. Risk Factors--Dependence Upon License Agreement; Limited Proprietary Protection" and "--Dependence Upon Third-Party Software."

EMPLOYEES

  At February 28, 1997, the Company had 147 employees, including 54 in research and development, 47 in sales and marketing, 20 in technical support, 22 in general and administrative and in software manufacturing. Twenty four of these employees were located in France and, in accordance with applicable law, were represented by a labor union. The Company's remaining employees were located in the United States and were not represented by any labor organization. The Company has experienced no work stoppages and believes that its relations with its employees are good.

FACILITIES

  The Company's principal offices are located in Nashua, New Hampshire. In May 1996, the Company entered into a five-year lease, effective August 1, 1996, for facilities in Nashua, New Hampshire with approximately 27,000 square feet of office space. The Company also leases office space in San Jose, California and LaGaude, France. The Company believes that its facilities are adequate for its needs and that suitable additional or substitute space will be available as needed. The Company also believes that its properties are adequately covered by insurance.

ITEM 1A. RISK FACTORS

RECENT OPERATING LOSSES

  The Company incurred losses from operations of $3,790,000 in the year ended December 31, 1996 and $3,646,000 in the fiscal year ended December 31, 1995 (including a non-recurring write-off of purchased research and development costs of $3,200,000). At December 31, 1996, the Company had an accumulated deficit of approximately $13,612,000. In the fiscal years ended December 31, 1996 and 1995, the Company made significant expenditures for product development and sales and marketing in support of the product launch of Enhanced CU-SeeMe, which became commercially available in March 1996. The Company expects that it will be required to continue to invest heavily in product development and sales and marketing programs in order to be competitive and capture market share, particularly in the videoconferencing market. In addition, the Company has hired a significant number of employees since January 1995 and expects to continue hiring additional sales, customer service, management, software development and technical support employees during 1997 as the Company continues to develop and expand its operations. This significant increase in its workforce may negatively impact the Company's results of operations in the future, particularly if sales of new products fall below expectations.

  Sales to Ingram Micro, Inc. represented 14%, 16% and 21% of the Company's total revenue in the fiscal years ended December 31, 1996, 1995 and 1994, respectively. The loss of, or a significant curtailment of purchases by, Ingram Micro, Inc., including a loss or curtailment due to factors outside of the Company's control, would have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Description of Business--Customers" and Note 8 of Notes to the Company's Consolidated Financial Statements.

  As a result of the foregoing factors, the Company may incur further losses in the future. There can be no assurance that the Company will achieve profitable operations in any future period. In addition, as a result of the Company's acquisition of About Software Corporation S.A. ("ASC") on a purchase accounting basis in the fourth quarter of fiscal 1995 and the Company's decision to shift its focus to the development, marketing and support of videoconferencing software, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. See "--Transition of Product Focus; Dependence on New Products" and "Item 6. Management's Discussion and Analysis or Plan of Operation."

COMPETITION

  The market for videoconferencing products and services is extremely competitive, and the Company expects that competition will intensify in the future. The Company believes that the principal competitive factors in the videoconferencing industry are price, video and audio quality, interoperability, functionality, reliability, service and support, hardware platforms supported, and vendor and product reputation. The Company believes that its ability to compete successfully will depend on a number of factors both within and outside its control, including the adoption and evolution of industry standards, the pricing policies of its competitors and suppliers, the timing of the introduction of new software products and services by the Company and others, the Company's ability to hire and retain employees, and industry and general economic trends. The Company anticipates that in the near future the videoconferencing market will experience intense competition in the form of product bundling or significant price reductions. The Company currently competes, or expects to compete, directly or indirectly with the following categories of companies: (i) traditional hardware-based videoconferencing companies, such as PictureTel Corporation and VTEL Corporation; (ii) emerging videoconferencing technology companies, such as VDONet Corp., Connectix Corporation and Creative Labs, Inc. (iii) vendors of operating systems and browsers such as Microsoft Corporation, which introduced NetMeeting, a product that enables point-to-point audio and data communication over the Internet, and announced NetShow, a product that enables broadcasting by videostreaming, and Netscape Communications Corporation, which announced Communicator, a product that enables point-to-point communication over the Internet (iv) videoconferencing support companies, such as VideoServer, Inc., Lucent Technologies, Inc. and Accord Ltd.; and (v) other companies developing videoconferencing systems. PictureTel Corporation and Intel Corporation each announced plans in 1996 to license products competitive with Enhanced CU-SeeMe to manufacturers of personal computers and modems for inclusion in prepackaged multimedia and other systems. In July 1996, Intel Corporation also announced a cross-licensing agreement with Microsoft Corporation to share implementations of certain industry standards and application frameworks, which the Company expects will enhance the competitiveness of the products offered by both companies. In addition, because the barriers to entry in the software market are relatively low and the potential market is large, the Company anticipates continued growth in the industry and the entrance of new competitors in the future. Enhanced CU-SeeMe and the White Pine Reflector also compete with videoconferencing software that is available on the Internet and can be downloaded by users for either no charge or extended evaluation. The Cornell Foundation makes Freeware CU-SeeMe and a related server freely available over the Internet. See "Item 1. Description of Business--Proprietary Rights."

  In the market for X Windows products, the Company faces significant direct competition from a number of PC X server software vendors, including Hummingbird Communications Ltd., NetManage, Inc., Network Computing Devices, Inc. and Walker Richer and Quinn Inc., as well as indirect competition from manufacturers of dedicated X terminals. The Company's principal competitor in this market is Hummingbird Communications Ltd., the largest supplier of X server software products for the PC platform. To the extent that these and other companies introduce new or enhanced PC X server software products, the Company will face increased competition.

  In the terminal emulation market, the Company currently competes with the following categories of companies: (i) vendors of International Business Machines Corporation host connectivity products, including Attachmate Corp. and Wall Data Incorporated; (ii) vendors of TCP/IP terminal emulation products, including FTP Software, Inc. and NetManage, Inc.; and (iii) vendors of Digital Equipment Corporation and Hewlett-Packard Company host connectivity products, including Walker Richer and Quinn Inc. In the Web-based terminal emulation environment, the Company expects to compete, directly or indirectly, with International Business Machines Corporation, Open Connect, Wall Data Incorporated, Attachmate Corp., and Walker Richer and Quinn Inc.

  Many of the Company's current and potential competitors, including Hummingbird Communications Ltd., Intel Corporation, International Business Machines Corporation, Microsoft Corporation, Netscape Communications Corporation and PictureTel Corporation, have significantly longer operating histories and/or significantly greater managerial, financial, marketing, technical and other competitive resources, as well as greater name recognition, than the Company. As a result, the Company's competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements and may be able to devote greater resources to the promotion and sale of their products and services. There can be no assurance that the Company will be able to compete successfully with existing or new competitors. In addition, competition could increase if new companies enter the market or if existing competitors expand their service offerings. An increase in competition could result in material price reductions or loss of market share by the Company and could have a material adverse effect on the Company's business, financial condition and results of operations.

  To remain competitive, the Company will need to continue to invest in research and development and sales and marketing. There can be no assurance that the Company will have sufficient resources to make such investments or that the Company will be able to make the technological advances necessary to remain competitive. In addition, current and potential competitors have established or may in the future establish collaborative relationships among themselves or with third parties, including third parties with whom the Company may have relationships, to increase the visibility and utility of their products and services. In addition, in 1996 and the first two months of 1997 a number of the Company's competitors have acquired or made equity investments in other companies in the videoconferencing and related industries, including other competitors of the Company. Accordingly, it is possible that new competitors or alliances may emerge and rapidly acquire significant market shares. Such an eventuality could have a material adverse effect on the Company's business, financial condition and results of operations.

DEVELOPING MARKET; UNPROVEN ACCEPTANCE OF THE COMPANY'S NEW PRODUCTS

  The market for audio and video services and related software products for the Internet and intranets, such as Enhanced CU-SeeMe and the White Pine Reflector, has only recently begun to develop, is evolving rapidly and is expected to be characterized by an increasing number of market entrants. The Company's future success will depend in large part on the adoption of the Internet as a principal medium for commercial and consumer videoconferencing. As is typical in a new and rapidly evolving industry, demand for and market acceptance of recently introduced products, such as Enhanced CU-SeeMe and the White Pine Reflector, are subject to a high level of uncertainty. Certain factors, including the present inability of subscribers of certain widely used on-line Internet access providers to use Enhanced CU-SeeMe over these providers' networks, the present inability to videoconference with users of other vendors' videoconferencing systems, difficulties in locating people on the Internet and uncertainty regarding vendors' willingness to adopt industry standards, may limit demand for and market acceptance of Enhanced CU-SeeMe and the White Pine Reflector, and may have a material adverse effect on sales of Enhanced CU-SeeMe and the White Pine Reflector and on the Company's business, financial condition and results of operations. Also, enterprises that have already invested substantial resources in other means of communicating information may be reluctant or slow to adopt Internet videoconferencing. As a result of networking latencies, data packet loss and significant variations in Internet infrastructure and users' set-ups and configurations, the quality of audio communications over the Internet is inferior to the quality of conventional telephone conversations and the quality of video communications over the Internet may vary from connection to connection and in certain instances may be inferior to the quality of hardware-based videoconferencing systems. As a result, there can be no assurance that videoconferencing communications over the Internet and intranets will become widespread or that Enhanced CU-SeeMe or the White Pine Reflector will become widely installed.

  The market for connectivity packages which utilize standard web browsers, such as WebTerm Toolbox, has only recently developed, is evolving rapidly and is expected to be characterized by an increasing number of market entrants. The future success of the Company's WebTerm product line will depend in large part on the adoption of intranets as a principal medium for commercial usage for connectivity of desktop PCs to host systems.

  Moreover, the market for Internet services and software has developed only recently. Commercial use of the Internet has been constrained by customer demands for increased accessibility, reliability, speed, security and support, and there can be no assurance that the infrastructure or complementary products necessary for the Internet to become a viable medium of business communications and activity in general, and as a medium of videoconferencing communications in particular, will develop. In particular, there can be no assurance that access to the Internet will continue to be available on a widespread basis, that the Internet will not experience dramatic and unforeseen technological difficulties, that the Internet will not be plagued by computer viruses or other destructive technologies, that the introduction of complementary products and technologies such as high speed modems and security procedures for commercial transactions will not be delayed, that the development and adoption of new standards and communications protocols will not be delayed, that the current pricing structure for access to the Internet will continue, or that growth in the number of users or the level of usage of the Internet will not exceed the capacity of the Internet infrastructure to serve all potential users. Moreover, critical issues concerning the commercial use of, distribution of information on, and governmental regulation of the Internet (including access, security, quality of services, price, ease of use, property ownership, and liability and other legal issues) remain unresolved and may affect both the growth of the Internet and the Company's business. As the Internet and the related infrastructure continue to evolve, there can be no assurance that the Internet will not develop in unforeseen directions that will have a material adverse effect on the Company's business, financial condition and results of operations. For example, because the performance of the Company's products depends on, among other things, the availability of adequate bandwidth on network connections, any significant reduction in the rate of improvement of the available speed of network data transmission could have a material adverse effect on the Company's business, financial condition and results of operations.

  If for any reason the market for Internet videoconferencing services fails to grow, grows more slowly than anticipated or becomes saturated with competitors' products, the Company's business, financial condition and results of operations will be materially and adversely affected.

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS

  The Company has experienced fluctuations in its quarterly results of operations and anticipates that such fluctuations will continue and could increase. The Company's quarterly results of operations may vary significantly depending on a number of factors, some of which are outside of the Company's control. These factors include the timing of the introduction or acceptance of new products offered by the Company or its competitors, changes in demand for Internet services, changes in the mix of products provided by the Company, changes in pricing strategies by the Company and its competitors, changes in the markets served by the Company, changes in regulations affecting the industry, changes in the Company's operating expenses, capital expenditures and other costs relating to the expansion of operations, changes in its personnel and general economic conditions. In addition, fluctuations in exchange rates may render the Company's products less competitive relative to local product offerings or result in foreign exchange losses. To date, the Company has not engaged in exchange rate hedging activities to minimize the risks of such fluctuations. Although the Company may seek to implement hedging techniques in the future with respect to its foreign currency transactions, there can be no assurance that such hedging techniques will be successful. Historically, the Company's revenue in the third quarter of each calendar year has been adversely affected by seasonal reductions in business activity in Europe and certain other parts of the world during the summer months. There can be no assurance that the Company will be able to achieve or maintain profitability in the future or that its levels of profitability will not vary significantly among quarterly periods. Fluctuations in results of operations may result in volatility in the price of the Common Stock.

  A significant portion of the Company's expenses are fixed and difficult to reduce in the event that revenue does not meet the Company's expectations, thus magnifying the adverse effect of any revenue shortfall. Furthermore, announcements by the Company or its competitors of new products, services or technologies could cause customers to defer or cancel purchases of the Company's products. Any such deferral or cancellation could have a material adverse effect on the Company's business, financial condition and results of operations. Accordingly, revenue shortfalls can cause significant variations in results of operations from quarter to quarter and could have a material adverse effect on the Company's business, financial condition and results of operations.

  As a result of the foregoing factors, it is possible that in some future quarter the Company's results of operations will be below prior results or the expectations of public market analysts and investors. In such event, the price of the Common Stock would likely be materially and adversely affected. See "Item 6. Management's Discussion and Analysis or Plan of Operation."

ABILITY TO MANAGE CHANGE

  The Company has recently experienced significant growth in the number of its employees, the demands on its operating and financial systems, and the geographic area of its operations. This growth has resulted in new and increased responsibilities for the Company's administrative, operational, development and financial personnel. Additional expansion by the Company may further strain the Company's management, financial and other resources. There can be no assurance that the Company will be successful in hiring the personnel necessary to manage its changing business. The Company's success depends to a significant extent on the ability of its new executive officers to operate effectively, both independently and as a group, and this ability may be impeded by past and future geographic expansion of the Company internationally and domestically. There can be no assurance that the Company's systems, procedures and controls will be adequate to support expansion of the Company's operations. The Company's future results of operations will depend on the ability of its officers and key employees to manage changing business conditions and to continue to improve its operational and financial control and reporting systems. Any failure of the Company's management to manage change effectively could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Description of Business-- Employees" and "--Facilities" and "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

TRANSITION OF PRODUCT FOCUS; DEPENDENCE ON NEW PRODUCTS

  Since its inception, the Company has derived a substantial portion of its revenue from licenses of terminal emulation and X Windows software products. These products are expected to continue to generate a significant but declining portion of the Company's revenue for the foreseeable future. As a result, any factor adversely affecting sales of these products, such as shifting of management focus and Company resources, increased price competition, the introduction of technologically superior products by competitors or the release of competing products by companies with significantly greater resources and name recognition, could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company introduced, in December 1996, connectivity packages which utilize standard web browsers. These products are expected to initially generate a small but increasing amount of revenue. As a result, any factor adversely affecting sales of these products, such as the introduction of technologically superior products by competitors or the release of competing products by companies with significantly greater resources, could have a material adverse effect on the Company's business, financial condition and results of operations.

  In June 1995, the Company and the Cornell Foundation entered the License Agreement which granted to the Company the exclusive worldwide right to develop, modify, market, distribute and sublicense commercial versions of Freeware CU-SeeMe and its related server. Since that time, the Company has significantly redirected its efforts, and particularly its product development and marketing efforts, to focus on its videoconferencing products. The Company began shipping Enhanced CU-SeeMe and the White Pine Reflector in March 1996 and May 1996, respectively, and therefore has had only a limited opportunity to determine the extent to which these products will succeed in the marketplace. A number of companies have introduced, or have announced plans to introduce, videoconferencing software that will compete with Enhanced CU-SeeMe and the White Pine Reflector, including software for use over the Internet. The Company's future success will depend in significant part on its ability to develop and introduce new products and to continue to improve the performance, features and reliability of its products, including Enhanced CU-SeeMe and the White Pine Reflector, in response to both competing product offerings and evolving marketplace demands. There can be no assurance that the Company will be successful in developing new products or that any new products will be accepted in the marketplace. The Company's future success will also depend on its ability to comply with developing industry standards for videoconferencing over the Internet. The introduction of competing products that incorporate new technology or the emergence of new industry standards may render the Company's existing products obsolete and unmarketable. Any failure or inability of Enhanced CU-SeeMe, the White Pine Reflector or other new products to perform substantially as anticipated or to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Description of Business--Products" and "-- Competition."

DEPENDENCE UPON LICENSE AGREEMENT; LIMITED PROPRIETARY PROTECTION

  The Company's success is heavily dependent upon its proprietary technology. The Company's videoconferencing products, Enhanced CU-SeeMe and the White Pine Reflector, are commercial versions of Freeware CU-SeeMe and its related server. The Company's ability to develop, modify, market, distribute and sublicense Enhanced CU-SeeMe and the White Pine Reflector, as well as the right to use the trademark "CU-SeeMe," derives entirely from the License Agreement with the Cornell Foundation. In order to maintain the exclusivity provisions of the License Agreement, the Company must meet certain staffing, product introduction and sublicensing obligations. There can be no assurance that the Company will meet these obligations. Any failure to meet such obligations will permit the Cornell Foundation to grant licenses to other companies, including competitors of the Company, to develop, sell and sublicense commercial versions of Freeware CU-SeeMe and its related server. In addition, the Company's right to issue sublicenses is contingent upon the Company's continued marketing of commercial versions of Freeware CU-SeeMe and its related server. Even if the Company fulfills such obligations, the License Agreement has a fixed term ending December 1, 1998. Although the License Agreement contains certain provisions for automatic annual renewal, the License Agreement may be terminated by the Cornell Foundation for "cause." Under the License Agreement, "cause" includes failure by the Company to pay any amount due under the License Agreement, if not cured within 30 days of written notice of such failure to pay, or any "material breach" of the License Agreement by the Company, if not cured within 90 days of written notice of such breach. "Material breach" includes failure to exercise due diligence to develop, manufacture and market commercial versions of Freeware CU-SeeMe and its related server, failure to grant sublicenses as required by the License Agreement, failure to maintain quality control over the Company's commercial versions of Freeware CU-SeeMe and its related server, and failure to develop and exploit the market to the extent necessary to meet the Company's minimum royalty obligations under the License Agreement. Any termination of the License Agreement would have a material adverse effect on the Company's business, financial condition and results of operations. The License Agreement requires that the Company pay royalties based on the Company's net revenue from its commercial versions of Freeware CU-SeeMe and its related server (subject to certain minimum per-copy royalties) and share sublicensing income with the Cornell Foundation. The License Agreement also requires that the Company make certain annual minimum royalty payments, including minimum payments based on royalties from sublicensing. The failure to pay any such minimum amount would constitute "cause" for termination of the License Agreement, as described above. Moreover, Freeware CU-SeeMe and its related server are freely available on the Internet. Such availability may adversely affect sales of licenses for Enhanced CU-SeeMe and the White Pine Reflector. The

Company also depends upon the Cornell Foundation, as the owner of the trademark "CU-SeeMe," to protect and enforce rights in the trademark. Any failure of the Cornell Foundation to protect or enforce such rights could substantially impair the value of such trademark and the Company's rights to use such trademark.

  The Company currently has no patents and relies primarily on copyright, trademark and trade secrets law, as well as employee and third-party non-disclosure agreements, to protect its intellectual property. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of its technology or independent development by others of similar technology. Certain of the Company's products, including Enhanced CU-SeeMe and the White Pine Reflector, are licensed to customers under "shrink wrap" licenses included as part of the product packaging. Although in certain sales the Company's shrink wrap licenses are accompanied by specifically negotiated agreements signed by the licensee, in most cases its shrink wrap licenses are not negotiated with or signed by individual licensees. Certain provisions of the Company's shrink wrap licenses, including provisions limiting the Company's liability and protecting against unauthorized use, copying, transfer and disclosure of the licensed program, may be unenforceable under the laws of certain jurisdictions. Also, the Company has delivered certain technical data and information relating to Enhanced CU-SeeMe and the White Pine Reflector to the United States government and, as a result, the United States government may have unlimited rights to use such technical data and information or to authorize others to use such technical data and information. There can be no assurance that the United States government will not authorize others to use such technical data and information for purposes competitive with those of the Company. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do laws in the United States. There can be no assurance that the protections afforded by the laws of such countries will be adequate to protect the Company's proprietary rights, the unenforceability of any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Litigation may be necessary to enforce the Company's intellectual property rights or to protect the Company's trade secrets. Any such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations.

  Although the Company believes that its products and technology do not infringe the proprietary rights of others, there can be no assurance that third parties will not assert infringement and other claims against the Company or that such claims will not be successful. From time to time, the Company has received and may receive in the future notice of claims of infringement of other parties' proprietary rights. Many participants in the software industry have an increasing number of patents and have frequently demonstrated a readiness to commence litigation based on allegations of patent or other intellectual property infringement. Third parties may assert exclusive patent, trademark, copyright and other intellectual property rights to technologies that are important to the Company. There can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against the Company or that any such assertion or prosecution will not have a material adverse effect on the Company's business, financial condition or results of operations. Regardless of the validity or the successful assertion of any such claims, the Company could incur significant costs and diversion of resources in defending such claims, which could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, any party making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief, which could effectively block the Company's ability to make, use, sell, distribute or market its products and services in the United States or abroad. Any such judgment could have a material adverse effect on the Company's business, financial condition and results of operations. In circumstances where claims relating to proprietary technology or information are asserted against the Company, the Company may seek licenses to such intellectual property. There can be no assurance, however, that such licenses would be available or, if available, that such licenses could be obtained on terms that are commercially reasonable and acceptable to the Company. The failure to obtain the necessary licenses or other rights could preclude the sale, manufacture or distribution of the Company's products and, therefore, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Description of Business-- Proprietary Rights."

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

  Revenue from international sales represented 30%, 23% and 11% of the Company's total revenue in the fiscal years ended December 31, 1996, 1995 and 1994, respectively. The increased level of international revenue in the fiscal years ended December 31, 1996 and 1995 reflected the acquisition of ASC on a purchase accounting basis effective as of November 1, 1995. ASC generates a majority of its revenue from outside the United States. As part of its business strategy, the Company intends to seek opportunities to expand its product and service offerings into additional international markets. The Company believes that expansion into new international markets is critical to the Company's ability to continue to grow and to market its products and services. There can be no assurance that the Company will be successful in developing localized versions of its products for new international markets or in marketing or distributing products and services in these markets. The Company's international business may be adversely affected by changing economic conditions in foreign countries. The majority of the Company's sales are currently denominated in U.S. dollars, but there can be no assurance that a significantly higher level of future sales will not be denominated in foreign currencies. To the extent the Company makes sales denominated in currencies other than U.S. dollars, fluctuations in exchange rates may contribute to fluctuations in the Company's business, financial condition and results of operations. Conducting an international business inherently involves a number of other difficulties and risks, such as export restrictions, export controls relating to technology, compliance with existing and changing regulatory requirements, tariffs and other trade barriers, difficulties in staffing and managing international operations, longer payment cycles, problems in collecting accounts receivable, software piracy, political instability, seasonal reductions in business activity in Europe and certain other parts of the world during the summer months, and potentially adverse tax consequences. There can be no assurance that one or more of these factors will not have a material adverse effect on any international operations established by the Company and, consequently, on the Company's business, financial condition and results of operations. See "Item 1. Description of Business--Strategy."

DEPENDENCE ON KEY PERSONNEL

  The Company's success to date has depended to a significant extent on Howard
R. Berke, its Chairman, President and Chief Executive Officer, David O. Bundy, its Vice President of Engineering, Killko A. Caballero, its Senior Vice President of Research and Development and Chief Technology Officer, Richard M. Darer, Chief Financial Officer and Vice President of Administration, and a number of other key management, engineering, research and development, sales and operational personnel. Mr. Darer has resigned from the Company effective March 21, 1997. White Pine has begun to search for a successor to Mr. Darer, and may engage an interim chief financial officer until that search is completed. Pending the appointment of a successor chief financial officer, no assurance can be given that the departure of Mr. Darer will not adversely affect the Company's business, financial condition and results of operations. Further, the additional loss of the services of Mr. Berke, Mr. Bundy, or Mr. Caballero or any of the Company's other key personnel could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that its future success will depend in large part on its ability to attract and retain highly qualified management, engineering, research and development, sales and operational personnel. In particular, the Company will need to hire and train additional software developers in order to support and increase its recent software licensing activities. Competition for all of these personnel is intense and there can be no assurance that the Company will be successful in attracting and retaining key personnel. The failure of the Company to hire, train and retain qualified personnel could have a material adverse effect upon the Company's business, financial condition and results of operations. The Company does not maintain key person life insurance policies on its key personnel, except for a policy with respect to Mr. Berke in the amount of $1.0 million. See "Item 1. Description of Business--Employees" and "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

RISKS ASSOCIATED WITH CREATING AND ACCESSING NEW DISTRIBUTION CHANNELS

  The Company's primary strategy for marketing Enhanced CU-SeeMe and the White Pine Reflector is to form channel relationships in key markets with major distributors. The Company also intends to license Enhanced CU-SeeMe and the White Pine Reflector to OEMs, value-added resellers ("VARs") and additional distributors for bundling with their products and services. The Company expects that its future success will depend in large part upon these OEMs, VARs and distributors. The performance of these OEMs, VARs and distributors will be outside the control of the Company, and the Company is unable to predict the extent to which these organizations will be successful in marketing and selling Enhanced CU-SeeMe or the White Pine Reflector or products incorporating Enhanced CU-SeeMe or the White Pine Reflector. The Company's failure to establish relationships with OEMs, VARs and distributors could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company is currently seeking to establish distribution relationships with retail channels, including store chains, superstores and catalog sales, for Enhanced CU-SeeMe. The Company has no prior experience in selling software through retail channels, and no assurance can be given that it will succeed in establishing a retail network for Enhanced CU-SeeMe or that, if established, such a network will not result in unexpected expenses for inventory, returned software, distribution or otherwise. The Company's distributors typically carry the products of competitors of the Company, many of whom have substantially greater financial resources than the Company. The distributors have limited capital to invest in inventory, and their decisions to purchase the Company's products and, in the case of retail stores, to give them critical shelf space, are partly a function of pricing, terms and special promotions offered by the Company and its competitors, over which the Company has no control and which it cannot predict. See "Item 1. Description of Business--Marketing and Distribution."

  The Company also distributes certain of its products electronically through the Internet. By distributing its products through the Internet, the Company may decrease demand for its products and increase the likelihood of unauthorized copying and use of its software. The Company has allowed and intends to continue to allow customers to download certain of its products for a free evaluation period.

RISK OF PRODUCT DEFECTS

  Software developed and incorporated by the Company may contain significant undetected errors when first released or as new versions are released. Although the Company tests its software before commercial release, there can be no assurance that errors in the software will not be found after customers begin to use the software. Enhanced CU-SeeMe 2.1 for Windows, which was released in the fourth quarter of 1996, corrects a number of such errors in Enhanced CU-SeeMe 2.0. The Company intends to ship Enhanced CU-SeeMe 3.0, which the Company expects will support relevant Internet and International Telecommunications Union standards and incorporate a number of new features, in the first half of 1997. Any error in Enhanced CU-SeeMe 3.0, the White Pine Reflector or the Company's other products may result in decreased revenue or increased expenses because of adverse publicity, reduced orders, product returns, uncollectible accounts receivable, delays in collecting accounts receivable, and additional and unexpected costs of further product development to correct the errors. Any of these results could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company is a defendant in 10 lawsuits pending in New York federal and state courts in which the plaintiffs claim to suffer from carpal tunnel syndrome, or "repetitive stress injuries," as a result of having used computer keyboards that are alleged to have been defectively designed by a predecessor of the Company. None of these suits has reached trial and additional information detrimental to the Company could be developed in the course of discovery. Although the Company has established a reserve for these suits that the Company believes is adequate, there can be no assurance that the Company's liabilities under these suits will not substantially exceed that reserve. See "Item 3. Legal Proceedings."

DEPENDENCE ON THIRD-PARTY SOFTWARE

  In addition to Freeware CU-SeeMe and its related server, the Company depends upon certain other software and products that it licenses from third parties, including voice compression technology from Voxware, Inc., global Internet conferencing "white pages" software from Four11 Corporation, video codec software from Crystal Net Corporation ("Crystal Net") and whiteboard software from Group Technologies, Inc. d/b/a Group Logic, Inc. and DataBeam Corporation. Certain of these licenses are for limited terms, have certain minimum royalty obligations or may be terminated if the Company breaches the terms of the license. There can be no assurance that these suppliers will continue to license this software to the Company on commercially reasonable terms. In late January 1997, Crystal Net delivered notice to the Company of alleged breaches by the Company of certain terms of the existing license agreement between the two companies. The Company is in the process of investigating and responding to these allegations, but believes that the resolution of these issues will not have a material adverse effect on the Company's business, financial condition and results of operations.

  Most of the Company's third-party licenses are non-exclusive and there can be no assurance that the Company's competitors will not obtain licenses to and utilize such software in competition with the Company. There can be no assurance that licensors of software utilized in the Company's products will continue to provide, enhance or support such software in the form utilized by the Company, nor can there be any assurance that the Company will be able to modify its own software to adapt to any changes in the licensed software. In addition, there can be no assurance that financial or other difficulties that may be experienced by such third-party suppliers will not have a material adverse effect on the availability, quality or support of software incorporated in the Company's products, or that, if such software becomes unavailable, the Company would be able to find suitable alternatives on a timely basis and on commercially reasonable terms. The loss of or inability to maintain any of these licenses could result in the discontinuation of, or delays or reductions in, product shipments unless and until equivalent technology is identified, licensed and integrated with the Company's software, and could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Description of Business--Proprietary Rights."

RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS

  The Company may acquire or invest in companies, technologies or products that complement the Company's business or its product offerings. Any future acquisitions may result in a potentially dilutive issuance of equity securities, the incurrence of additional debt, the write-off of software development costs or the amortization of expenses related to goodwill and other intangible assets, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Future acquisitions would involve numerous additional risks, including difficulties in the assimilation of the operations, services, products and personnel of any acquired company, the diversion of management's attention from other business concerns, the disruption of the Company's business, the entry into markets in which the Company has little or no direct prior experience and the potential loss of key employees of any acquired company. There can be no assurance that the Company would be successful in overcoming these risks or any other problems encountered in connection with any such acquisition.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

  At present, there are few laws or regulations that specifically address access to or commerce on the Internet. The increasing popularity and use of the Internet, however, enhance the risk that the governments of the United States and other countries in which the Company sells or expects to sell its products will seek to regulate videoconferencing and the Internet with respect to, among other things, user privacy, pricing, and the characteristics and quality of products and services. Any such regulation could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, because the Internet has only recently come into widespread use, it is not yet clear how existing laws governing issues such as libel, privacy and the ownership of intellectual property will apply to communications over the Internet. The Company is unable to predict the impact, if any, that existing or future legislation, legal decisions or regulations may have on its business, financial condition or results of operations. The Telecommunications Act of 1996, which was enacted in February 1996, purports to impose criminal liability on (i) any person that sends or displays in a manner available to minors indecent or patently offensive material on an interactive computer service such as the Internet and (ii) any entity that knowingly permits facilities under its control to be used for such activities. In June 1996, a special three-judge panel in federal district court found these provisions unconstitutional and issued a preliminary injunction against their enforcement. The U.S. Department of Justice has appealed this decision to the U.S. Supreme Court. If these provisions are upheld or if similar provisions are enacted in the future, they may inhibit the growth or use of the Internet and chill the development of Internet content, thereby decreasing the demand for the Company's Internet videoconferencing products or otherwise having a material adverse effect on the Company's business, financial condition and results of operations. In March 1996, the America's Carriers Telecommunication Association ("ACTA"), a group of telecommunications common carriers, filed a petition

(the "ACTA Petition") with the Federal Communications Commission (the "FCC"), arguing that providers (such as the Company) of computer software products that enable voice transmission over the Internet (Internet "telephone" services) are operating as common carriers without complying with various regulatory requirements and without paying certain charges required by law. The ACTA Petition argues that the FCC has the authority to regulate both the Internet and the providers of Internet "telephone" services and requests that the FCC declare its authority over interstate and international telecommunications services using the Internet, initiate rulemaking proceedings to consider rules governing the use of the Internet for the provision of telecommunications services, and order providers of Internet "telephone" software to immediately cease the sale of such software pending such rulemaking. Certain parties have filed comments with the FCC regarding the ACTA Petition. The Company is unable to predict the outcome of this proceeding. In December 1996 the FCC stated that it intended to address the legal questions raised by the ACTA Petition in a future proceeding. Any action by the FCC to grant the relief sought by ACTA or otherwise to regulate use of the Internet as a medium of communication, including any action to permit local exchange carriers to impose additional charges for connections used for Internet access, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Description of Business--Government Regulation."

POSSIBLE VOLATILITY OF STOCK PRICE

  Factors such as quarterly variations in the Company's results of operations, announcements of technological innovations or new products by the Company, its competitors and others, market conditions in the industry and changes in financial estimates by public market analysts may cause the market price of the Common Stock to fluctuate significantly. In addition, the stock market in general has recently experienced substantial price and volume fluctuations, which have affected the market prices of many high technology companies, particularly Internet-related companies, and which have often been unrelated to the operating performance of such companies. These broad market fluctuations may materially and adversely affect the market price of the Common Stock. Following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Any such litigation against the Company could result in substantial costs and diversion of management's attention and other resources, which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 5. Market for Common Equity and Related Stockholder Matters."

SUBSTANTIAL INFLUENCE OF EXISTING STOCKHOLDERS

  As of February 28, 1997, the Company's executive officers, directors and five percent stockholders beneficially owned an aggregate of approximately 24.8% of the outstanding shares of Common Stock. As a result, these stockholders, if acting together, would effectively be able to control most matters requiring the approval of stockholders of the Company, including the election of directors or the approval of significant corporate matters. This concentration of ownership by existing stockholders may also have the effect of delaying or preventing a change in control of the Company. See "Item 11. Security Ownership of Certain Beneficial Owners and Management."

ANTI-TAKEOVER EFFECT OF CHARTER PROVISIONS, BY-LAWS AND DELAWARE LAW

  The Restated Charter and the Restated By-Laws contain provisions that could discourage takeover attempts or make more difficult the acquisition of a substantial block of the Common Stock. The Restated Charter provides that stockholders may act only at meetings of stockholders and not by written consent in lieu of a stockholders' meeting. The Restated By-Laws provide that special meetings of the Company's stockholders may be called by the President and must be called by the President or the Secretary at the written request of a majority of the directors. The Restated By-Laws provide that nominations for directors may not be made by a stockholder at any annual or special meeting thereof unless the stockholder intending to make a nomination notifies the Company of its intentions a specified number of days in advance of the meeting and furnishes to the Company certain information regarding itself and the intended nominee. The Restated By-Laws also require a stockholder to provide to the Secretary of the Company advance notice of business to be brought by such stockholder before any annual or special meeting of stockholders as well as certain information regarding such stockholder and others known to support such proposal and any material interest they may have in the proposed business. These provisions could delay any stockholder actions that are favored by the holders of a majority of the outstanding stock of the Company until the next stockholders' meeting. These provisions may also discourage another person or entity from making a tender offer for the Common Stock, because such person or entity, even if it acquired a majority of the outstanding stock of the Company, could only take action at a duly called stockholders' meeting and not by written consent. In addition, the Board of Directors is authorized to issue shares of Common Stock and Preferred Stock which, if issued, could dilute and adversely affect various rights of the holders of Common Stock and, in addition, could be used to discourage an unsolicited attempt to acquire control of the Company.

  The Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibit the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person becomes an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 may limit the ability of stockholders to approve a transaction that they may deem to be in their best interests. The foregoing and other provisions of the Restated Charter and the Restated By-Laws and the application of Section 203 of the Delaware General Corporation Law could deter certain takeovers or tender offers or could delay or prevent certain changes in control or management of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

ABSENCE OF DIVIDENDS

  The Company has never declared or paid any cash dividends on its capital stock and does not currently expect to pay any cash dividends in the foreseeable future. In addition, the terms of the Company's existing bank line of credit and term loan prohibit the Company from declaring or paying cash dividends on the Common Stock. See "Item 5. Market for Common Equity and Related Stockholder Matters."

ITEM 2. DESCRIPTION OF PROPERTY

  The Company conducts its operations from its headquarters in Nashua, New Hampshire and facilities in San Jose, California and LaGaude, France. The facility in New Hampshire contains approximately 27,000 square feet, including 16,000 square feet for engineering and office space, 4,500 square feet for production space, and 6,500 square feet for storage.

  The facility in California contains approximately 10,000 square feet of engineering and office space. The facility in France contains approximately 8,000 square feet of engineering and office space and 2,000 square feet of production space.

  The Company leases its office in New Hampshire from an unaffiliated party under the terms of a five year lease ending July 1, 2001 in which the Company is responsible for maintenance, repairs, taxes, insurance, and utilities. Base rent is $112,405 for 1997, $128,184 for 1998, $141,797 for 1999, $155,409 for
2000, and $95,287 till the lease ends in 2001. Renewal options for 3 two year terms are available to the Company.

  The Company leases its office in California from an unaffiliated party under the terms of a five year lease ending December 31, 2001. The Company is responsible only for its own utility expenses and increases in common operating expenses beyond the level incurred in the first year of the lease. Base rent is $153,936 for 1997, $153,936 for 1998, $163,176 for 1999, $163,176 for 2000, and
$172,968 in 2001. The Company has the right to exit the lease, with proper notice, at any time after July 1, 1999.

  The Company leases its office in France from several unaffiliated parties under a series of similar leases which end July 31, 1999 in which the Company is responsible for maintenance, repairs, taxes, insurance, and utilities. Base rent is $87,101 for 1997, $69,851 for 1998 and $38,045 till the lease ends in 1999. No further option periods are available at this time.

ITEM 3. LEGAL PROCEEDINGS

  The Company is a defendant in 10 lawsuits pending in New York federal and state courts (the "RSI Suits") in which the plaintiffs claim to suffer from carpal tunnel syndrome, or "repetitive stress injuries," as a result of having used computer keyboards (the "Keyboards") that are alleged to have been defectively designed. The

Keyboards were supplied, and possibly designed and manufactured, by Ontel Corporation. The assets of Ontel Corporation were purchased in 1982 by Visual Technology, Inc. ("Visual"), a predecessor of Visual T.I., Inc. ("VTI"), which in turn is a predecessor of the Company. See "The Company." The RSI Suits, which seek money damages, were brought from February 1992 to June 1996 by employees of New York Telephone, which purchased the Keyboards from Lockheed Electronics Corporation. One or more of Visual, Ontel Corporation, Lockheed Electronics Corporation and Key Tronics Corporation, a subcontractor for certain of the Keyboards, are named as co-defendants in certain of the RSI Suits. New York Telephone employees have also commenced 38 suits that name as defendants only Visual and/or Ontel Corporation. The Company could be named as a defendant in these cases. None of the RSI Suits has reached trial and additional information detrimental to the Company could be developed in the course of discovery.

  In May 1993, VTI's product liability coverage terminated. Certain of the RSI Suits appear to be based on claims that allegedly arose after May 1993, and therefore may be uninsured. The insurers for VTI, the Company and others (the "Insurers") are defending the RSI Suits under a reservation of rights. To date, the Company's proportionate share of the defense costs of the RSI Suits has not been material. There can be no assurance, however, that the Company will not incur material legal expenses defending the RSI Suits. The Company has a reserve of approximately $292,000 in connection with the RSI Suits, based upon the Company's belief that (i) certain of the RSI Suits are covered by product liability insurance, (ii) the Company is contractually indemnified by Lockheed Electronics Corporation and/or Key Tronics Corporation against all or a portion of the damages to which the Company may be subject and (iii) the Company has defenses to substantially all of the claims under the RSI Suits. Although the Company believes that its reserve for the RSI Suits is adequate, there can be no assurance that the Company's liabilities under the RSI Suits will not substantially exceed that reserve. New York Telephone and others may continue to use certain of the Keyboards and, accordingly, there can be no assurance that additional product liability claims will not be asserted against the Company in the future.

  From time to time, the Company has received and may receive in the future notice of claims of infringement of other parties' proprietary rights. Although the Company believes that its products and technology do not infringe the proprietary rights of others, there can be no assurance that additional third parties will not assert infringement and other claims against the Company or that any infringement claims will not be successful. See "Risk Factors-- Dependence Upon License Agreement; Limited Proprietary Protection."

  From time to time, the Company may be exposed to litigation arising out of its products, services and operations. As of the date of this Prospectus, the Company is not engaged in any legal proceedings of a material nature, other than the RSI Suits.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of securities holders of the Company during the fourth quarter of the fiscal year ended December 31, 1996.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock commenced trading on the Nasdaq National Market on October 11, 1996 under the symbol "WPNE". Prior to October 11, 1996, the Common Stock was not publicly traded. The following table sets forth the high and low closing sales price for each quarterly period since October 11, 1996 for the Common Stock, as reported by the Nasdaq National Market.

                                                                     HIGH   LOW
                                                                     ----- -----
     FISCAL 1996
       Fourth Quarter (commencing October 11, 1996)................. 9 1/8 6 1/2

  As of February 28, 1997 there were 160 holders of record of the Common Stock who held an aggregate of 9,079,313 shares of Common Stock as nominees for an undisclosed number of beneficial holders.

  The Company has never declared or paid any cash dividends on its capital stock. The Company currently anticipates that it will retain future earnings, if any, to fund the development and growth of its business and therefore does not expect to pay any cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, results of operations, current and anticipated cash needs, and plans for expansion. The terms of the Company's existing bank line of credit and term loan prohibit the Company from declaring or paying cash dividends on Common Stock. See "Item 6. Management's Discussion and Analysis or Plan of Operation--Liquidity and Capital Resources."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

  White Pine develops, markets and supports multiplatform desktop connectivity software that facilitates worldwide video and audio communication and data collaboration across the Internet, intranets and other networks that use the IP. The Company's desktop videoconferencing software products, Enhanced CU-SeeMe and the White Pine Reflector, create a client-server solution that allows users to participate in real-time, multipoint videoconferences over the Internet and intranets. The Company recently introduced WebTerm Toolbox, which allows users to access host applications from within the browser, as a new suite of products geared to providing Advanced Intranet Solutions to corporations, educational organizations and government agencies. The Company also offers its eXodus line of desktop X Windows software, which enables seamless interoperability between local and remote environments, and its 5PM line of terminal emulation software, which provides desktop access to data and applications residing on enterprise legacy systems.

  In June 1995, as a part of its continuing plan to focus on software connectivity products, the Company entered into the License Agreement with the Cornell Foundation, which granted to the Company the exclusive worldwide right to develop, modify, market, distribute and sublicense commercial versions of Freeware CU-SeeMe and its related software-only multipoint conferencing server. The Company commenced shipments of the initial commercial versions of Enhanced CU-SeeMe and the White Pine Reflector in March 1996 and May 1996, respectively. The Company anticipates that its revenue growth, if any, will depend on increased sales of Enhanced CU-SeeMe and the White Pine Reflector and on sales of new software connectivity products, such as WebTerm Toolbox, for the Internet and intranets. Accordingly, the Company intends to devote a substantial portion of its research and development and sales and marketing resources to technologies related to the Internet and intranets.

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

  Research and development expenses are charged to income as incurred. In accordance with the Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company capitalizes software development costs once the technological feasibility of a product has been established, which the Company considers to occur when a commercially viable working model of a product has been produced and tested. The total amount of capitalized software development costs ($145,000 at December 31, 1996) is included in other assets.

  Effective April 1, 1994, the Company changed its fiscal year end from March 31 to December 31.

RESULTS OF OPERATIONS

  The following table sets forth certain consolidated financial data from the Company's statement of operations as a percentage of total revenue for the fiscal years ended December 31, 1994, 1995 and 1996.

                                                 YEARS ENDED DECEMBER 31,
                                                -----------------------------
                                                  1994      1995       1996
                                                --------  --------   --------
Revenue:
  Software license fees........................     87.9%     83.8%      90.0%
  Services and other...........................     12.1      16.2       10.0
                                                --------  --------   --------
    Total revenue..............................    100.0     100.0      100.0
Cost of revenue................................     13.2      17.4       19.0
Gross Profit...................................     86.8      82.6       81.0
                                                --------  --------   --------
Operating expenses:
  Sales and marketing..........................     32.9      35.0       56.8
  Research and development.....................     26.2      26.0       32.7
  General and administrative...................     22.3      27.8       23.9
  Write-off of purchased research and
   development costs...........................      --       44.5        --
                                                --------  --------   --------
    Total operating expenses...................     81.4     133.3      113.5
                                                --------  --------   --------
Income (loss) from operations..................      5.4     (50.7)     (32.5)
Interest income and other, net.................      2.9       2.0        2.0
Provision for income taxes.....................     (0.4)     (0.4)      (0.7)
                                                --------  --------   --------
Net income (loss)..............................      7.9%    (49.1)%    (31.2)%
                                                ========  ========   ========

FISCAL YEAR ENDED DECEMBER 31, 1996 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1995

  The Company acquired all of the stock of ASC effective as of November 1, 1995 and accounted for the acquisition as a purchase transaction. As a result, comparisons of the Company's results of operations for the year ended December 31, 1995 and 1996 are not necessarily meaningful. ASC developed the Company's 5PM line of terminal emulators.

  Revenue. Total revenue increased by 62% to $11,666,000 in the year ended December 31, 1996 from $7,184,000 in the year ended December 31, 1995. The increase resulted primarily from the revenues generated from Enhanced CU-SeeMe since its introduction in March 1996, and to a lesser extent from the acquisition of ASC effective as of November 1, 1995. The increase was offset in part by a moderate decrease in revenue from the Company's eXodus products for the year ended December 31, 1996.

  Revenue from sales outside the United States comprised 30% and 23% of total revenue for the years ended December 31, 1996 and 1995, respectively. The increase in revenue from sales outside the United States for the year ended December 31, 1996 was directly related to the acquisition of ASC, which generates a majority of its revenue from sales in Europe, and to a lesser extent to increased sales of Enhanced CU-SeeMe through distributors in the Asia-Pacific region.

  During the years ended December 31, 1996 and 1995, Ingram Micro, Inc. accounted for approximately 14% and 16%, respectively, of the Company's total revenue.

  Cost of Revenue. Cost of revenue consists principally of costs of product media, manuals, packaging materials, product localization for international markets, duplication and shipping, as well as royalties and associated amortization of paid license fees relating to third-party software included in the Company's products. In addition, cost of revenue includes a warranty reserve, measured on a periodic basis, for the costs of upgrades and services.

  Cost of revenue as a percentage of total revenue increased to 19% for the year ended December 31, 1996 as compared to 17% for the year ended December 31, 1995. The percentage increase resulted primarily from the higher cost of revenue attributable to the new Enhanced CU-SeeMe product line as compared to the Company's other products. Certain third-party software incorporated within Enhanced CU-SeeMe bears higher royalty rates than the software incorporated in the Company's other product lines and also requires payment of upfront fees that are amortized over the respective periods of the software licenses. The Company intends to continue its strategy of improving the features and functionality of its products, particularly Enhanced CU-SeeMe, through the incorporation of third-party software and, as a result, the cost of revenue as a percentage of total revenue may continue to fluctuate.

  Sales and Marketing. Sales and marketing expense consists primarily of costs associated with sales and marketing personnel, sales commissions, trade shows, advertising and promotional materials. Sales and marketing expense increased by 163% to $6,632,000 in the year ended December 31, 1996 from $2,517,000 in the year ended December 31, 1995, and increased as a percentage of total revenue to 57% in the year ended December 31, 1996 from 35% in the year ended December 31, 1995.

  The dollar and percentage increases in sales and marketing expense for the year ended December 31, 1996 were attributable to (i) the strengthening of the Company's sales and marketing organization through the hiring of additional personnel in channel development, marketing communication, technical support and sales, (ii) the launch of Enhanced CU-SeeMe, which included increased advertising, trade show participation and other marketing-related programs, and (iii) to a lesser extent, the additional sales force in Europe employed as part of the acquisition of ASC, effective as of November 1, 1995. The Company intends to continue to increase sales and marketing efforts in connection with its marketing and sales of Enhanced CU-SeeMe and to hire sales and marketing personnel, but at a slower rate of increase than during the year ended December 31, 1996.

  Research and Development. Research and development expense consists primarily of costs of personnel and equipment. Research and development expense increased by 105% to $3,819,000 in the year ended December 31, 1996 from $1,866,000 in the year ended December 31, 1995; research and development expense represented 33% and 26% of total revenue for the year ended December 31, 1996 and 1995, respectively.

  The dollar and percentage increases in research and development expenses for the year ended December 31, 1996 were attributable primarily to (i) the hiring of additional personnel for the Enhanced CU-SeeMe product development team and for the introduction of new products, such as Web-enabled versions of the Company's access connectivity products, and (ii) to a lesser extent, the employment of additional engineers as a result of the acquisition of ASC.

  General and Administrative. General and administrative expense consists of administrative, financial and general management activities, including legal, accounting and other professional fees. General and administrative expense increased by 40% to $2,794,000 in the year ended December 31, 1996 from $2,001,000 in the year ended December 31, 1995 and decreased as a percentage of total revenue to 24% in the year ended December 31, 1996 from 28% in the year ended December 31, 1995.

  The dollar increase in general and administrative expenses for the year ended December 31, 1996 was attributable primarily to (i) the administrative support of the Company's new European Headquarters in LaGaude, France as a result of the acquisition of ASC and (ii) to a lesser extent, increased personnel and systems costs related to the improved communications infrastructure for the Company's Internet and intranet access and to the strengthening of the Company's finance organization in preparation for the Company's initial public offering.

  Write-off of Purchased Research and Development Costs. The Company acquired ASC effective as of November 1, 1995 and accounted for the acquisition as a purchase transaction. The assets acquired from ASC included "in-process technology" with a fair value of approximately $3,200,000. These costs were charged to operations in fiscal 1995 upon consummation of the acquisition, due to a determination that there was no future value to the Company.

  Provision for Income Taxes. The Company's provision for income taxes consists of federal alternative minimum taxes and state and foreign income taxes. The Company expects that its effective tax rate for the foreseeable future will be lower than the combined federal and state statutory rate primarily as a result of the realization of net operating loss carryforwards. See Note 5 of Notes to the Company's Consolidated Financial Statements.

FISCAL YEAR ENDED DECEMBER 31, 1995 COMPARED TO FISCAL YEAR (NINE MONTHS) ENDED DECEMBER 31, 1994

  Effective April 1, 1994, the Company changed its fiscal year end from March 31 to December 31. As a result, comparisons of the Company's results of operations for the fiscal years ended December 31, 1994 and 1995 are not necessarily meaningful.

  Revenue. Total revenue, consisting of revenues from eXodus and 5PM software connectivity products and related services, increased by 45% to $7,184,000 in the fiscal year ended December 31, 1995 from $4,965,000 in the fiscal year ended December 31, 1994. Of this increase, approximately $1,400,000 was due to the inclusion of an additional three months of operations in the fiscal year ended December 31, 1995 and approximately $500,000 was due to the inclusion of two months of operations of ASC in that fiscal year. To a lesser extent, the increase in total revenue also reflected an increase in revenue from services and other fees attributable to a contract for one customer; the Company does not expect to continue to generate revenue from this customer at the same level in the future, as the contract for services expired pursuant to its terms.

  Revenue from sales outside the United States comprised 23% and 11% of total revenue for the fiscal years ended December 31, 1995 and 1994, respectively. During the fiscal years ended December 31, 1995 and 1994, Ingram Micro, Inc. accounted for approximately 16% and 21%, respectively, of the Company's total revenue.

  Cost of Revenue. Cost of revenue as a percentage of total revenue increased to 17% for the fiscal year ended December 31, 1995 as compared to 13% for the fiscal year ended December 31, 1994. This percentage increase resulted primarily from the amortization of royalties and other fees under the License Agreement for the Enhanced CU-SeeMe product line incurred after the execution of the License Agreement in June 1995, but prior to the commercial introduction of Enhanced CU-SeeMe.

  Sales and Marketing. Sales and marketing expense increased by 54% to $2,517,000 in the fiscal year ended December 31, 1995 as compared to $1,637,000 in fiscal year ended December 31, 1994 and increased as a percentage of total revenue to 35% from 33%. The percentage increase primarily reflected increased trade show participation. The percentage increase also resulted from the inclusion of European sales and marketing expense after the acquisition of ASC, and to a lesser extent from the addition of sales and marketing personnel, including staffing for channel development, technical publications, technical support, marketing communication and sales, in anticipation of the introduction of Enhanced CU-SeeMe.

  Research and Development. Research and development expense increased by 43% to $1,866,000 in the fiscal year ended December 31, 1995 as compared to $1,301,000 for the fiscal year ended December 31, 1994 and represented 26% of total revenue in both periods. The dollar increase was primarily attributable to additions to the product development team for Enhanced CU-SeeMe.

  General and Administrative. General and administrative expense increased by 81% to $2,001,000 in the fiscal year ended December 31, 1995 as compared to $1,106,000 in the fiscal year ended December 31, 1994 and increased as a percentage of total revenue to 28% from 22%. The dollar and percentage increases were attributable approximately equally to the administrative support of the Company's new office in LaGaude, France as a result of the acquisition of ASC, increased personnel and other costs related to the communications infrastructure for the Company's Internet and intranet access, and higher professional fees.

  Write-off of Purchased Research and Development Costs. The Company acquired ASC effective as of November 1, 1995 and accounted for the acquisition as a purchase transaction. The assets acquired from ASC included "in-process technology" with a fair value of approximately $3,200,000. These costs were charged to operations in fiscal 1995 upon consummation of the acquisition, due to a determination that there was no future value to the Company.

  Provision for Income Taxes. The Company's provision for income taxes in the fiscal years ended December 31, 1995 and 1994 consisted of federal alternative minimum taxes and state and foreign income taxes. The Company expects that its effective tax rate for the foreseeable future will be lower than the combined federal and state statutory rate primarily as a result of the realization of net operating loss carryforwards. See Note 5 of Notes to the Company's Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

  During the year ended December 31, 1996, the Company financed its operations primarily through the use of cash and other liquid assets, a private placement of equity securities in March and April 1996 and its initial public offering of common stock in October 1996.

  The Company's operating activities used cash of $3,069,000 in the year ended December 31, 1996, primarily as a result of increased sales and marketing and research and development activities related to the release, support and promotion of Enhanced CU-SeeMe in March 1996. Accounts receivable increased to $2,553,000 from $1,439,000 on December 31, 1995, primarily related to the increase in revenue in the year ended December 31, 1996 as compared to the year ended December 31, 1995.

  The Company's investing activities used cash of $1,121,000 in the year ended December 31, 1996. Cash used in investing activities was primarily for the purchase of capital expenditures, and for third-party software licenses. Capital expenditures totaled $703,000 for the year ended December 31, 1996. These expenditures consisted principally of purchases of computer and networking systems and office equipment.

  The Company's financing activities provided cash of $25,689,000 in the year ended December 31, 1996. The Company received gross proceeds of $2,300,000 from a private placement of equity securities in March and April 1996. On October 17, 1996, the Company completed its initial public offering of common stock. The Company issued and sold 3,000,000 shares of common stock in the public offering for net proceeds of approximately $23,743,000, after deducting the underwriting discount and an estimated $1,350,000 of offering expenses.

  On December 20, 1996, the Company entered into a new commercial loan agreement with Fleet Bank-NH (the "Bank") providing for a $3,000,000 revolving line of credit and a separate term loan in the initial principal amount of $53,000. The revolving line of credit expires on June 30, 1998. Borrowings under the line of credit and the term loan are secured by substantially all of the Company's assets, including a $515,000 certificate of deposit and all of the Company's computer software products (including all source code, object code, copyrights, trademarks and patents, if any, relating thereto). Amounts outstanding under the line of credit and the term loan bear interest at the Bank's prime rate plus 0.5% (8.75% at December 31, 1996).

  The commercial loan agreement requires that the Company provide the Bank with certain periodic financial reports and comply with certain financial and other ratios, including maintenance of a minimum net worth, a maximum ratio of total liabilities to tangible net worth, a minimum ratio of current assets to current liabilities and cumulative profitability levels for the years 1997 and 1998. At December 31, 1996 and December 31, 1995, no borrowings were outstanding under the revolving line of credit and $38,867 and $49,000 were outstanding under the term loan, respectively. At December 31, 1996 the available borrowing amount was $1,939,000 based on qualified accounts receivables.

  At December 31, 1996, the Company had cash and cash equivalents of $23,298,000 and working capital of $22,570,000. The Company believes that its current cash and cash equivalents (including proceeds from its initial public offering), funds (if any) generated from operations and borrowings under its bank line of credit, will be sufficient to fund the Company's operations and capital expenditures through fiscal 1997. Thereafter, the Company's liquidity will be materially dependent upon its internally generated funds and its ability to obtain funds from additional equity or debt financings from external sources.

INFLATION

  Although certain of the Company's expenses increase with general inflation in the economy, inflation has not had a material impact on the Company's financial condition or results of operations to date.

RECENT ACCOUNTING PRONOUNCEMENTS

  In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 addresses the accounting for the impairment of long-lived assets, certain identifiable intangible assets and goodwill when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company's adoption of SFAS No. 121 in 1996 has not had, and is not expected to have, a material impact on its results of operations or financial condition.

  In November 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 addresses the financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 permits an entity either to record the effects of stock-based employee compensation plans in its financial statements or to present pro forma disclosures in the notes to its financial statements. In connection with its adoption of SFAS No. 123 during 1996, the Company has elected to provide the appropriate disclosures in Note 9 of its consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS

  The following statements are included after page 46 of this Annual Report and form a part hereof.

                                                                           PAGE
                                                                           ----
Report of Independent Auditors............................................ F-1
Consolidated Balance Sheets as of December 31, 1995 and 1996.............. F-2
Consolidated Statements of Operations for the nine months ended December
 31, 1994 and the years ended December 31, 1995 and 1996.................. F-3
Consolidated Statements of Stockholders' Equity for the nine months ended
 December 31, 1994 and the years ended December 31, 1995 and 1996......... F-4
Consolidated Statements of Cash Flows for the nine months ended December
 31, 1994 and the years ended December 31, 1995 and 1996.................. F-5
Notes to Consolidated Financial Statements................................ F-6

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There were no changes or disagreements with accountants on accounting or financial disclosure matters during the nine months ended December 31, 1994, and the fiscal years ended December 31, 1995 and 1996.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

  The Directors and executive officers of the Company, and their ages and positions as of February 28, 1997, are as follows:

   NAME                  AGE                     POSITION
   ----                  ---                     --------
Howard R. Berke.........     Chairman, President, Chief Executive Officer and
                          42 Director
Richard M. Darer........  43 Chief Financial Officer and Vice President of
                             Administration(1)
Killko A. Caballero.....  37 Senior Vice President of Research and
                             Development, Chief Technology Officer and
                             Director
David O. Bundy..........  38 Vice President of Engineering
Jack A. Dutzy...........  52 Vice President of Sales, Americas
Carl A. Koppel..........  46 Vice President of Sales, International
Brian L. Lichorowic.....  35 Vice President of Marketing
Arthur H. Bruno(2)(3)...  62 Director
Jonathan G. Morgan(2)...  42 Director
Pierre-Gabriel            35
 Vallee(3)..............     Director

--------
(1) Mr. Darer resigned effective March 21, 1997
(2) Member of the Compensation Committee
(3) Member of the Audit Committee

  HOWARD R. BERKE has been the President and Chief Executive Officer of the Company since January 1994 and has also served as the Chairman and a director of the Company since February 1994. Mr. Berke served as the President and Chief Executive Officer of Grafpoint, a software company, from April 1992 to December 1993. Mr. Berke was a founder of Rehabilitation Technologies, Inc., a medical products company, and served as its Executive Vice President from June 1988 to April 1992. Mr. Berke received an M.B.A. from the University of Chicago and a B.A. from Yale University.

  RICHARD M. DARER joined the Company in May 1996 as Chief Financial Officer and Vice President of Administration and resigned effective March 21, 1997. Mr. Darer served as Vice President, Treasurer and Controller of Sequoia Systems, Inc., a computer systems company, from January 1996 to May 1996, and Corporate Controller from July 1994 to December 1995. From 1982 to 1994, Mr. Darer held several positions in financial management at Computervision Corporation, a CAD/CAM software and services company, the most recent of which was the Controller of the Computervision Group. Mr. Darer received an M.B.A. from the Harvard Graduate School of Business Administration, an M.S. from Northeastern University and a B.S. from the Polytechnic Institute of Brooklyn.

  KILLKO A. CABALLERO has been a director of the Company and has served as the Company's Senior Vice President of Research and Development and Chief Technology Officer since November 1995. Mr. Caballero was a co-founder of ASC and served as its President, Chief Executive Officer and Chairman of the Board from July 1991 until he joined the Company. Mr. Caballero received a B.A. in computer science from the University of Geneva and a degree in mechanical engineering from the Engineering School of Geneva, Switzerland.

  DAVID O. BUNDY has served as the Company's Vice President of Engineering since January 1994. Mr. Bundy was the Vice President and Principal Engineer of the Company (then known as Visual International, Inc.) from August 1993 to December 1993, of Visual T.I., Inc. from September 1991 until it merged into Visual International, Inc. in August 1993, and of Visual Technology, Inc. from September 1988 until it merged with Visual T.I., Inc. in September 1991.

  JACK A. DUTZY joined the Company in October 1995 as Vice President of Marketing and Strategic Sales and was elected Vice President of Sales, Americas in July 1996. Mr. Dutzy served as Director of Sales--Americas of Proteon, Inc., a networking company, from January 1987 to July 1992 and as its Director of Sales and Marketing--Americas from April 1994 to April 1995. From July 1992 to December 1992, Mr. Dutzy served as Vice President of Sales and Marketing of Microtouch Systems, Inc., a touch screen company. Mr. Dutzy received a B.S. in Physics from Michigan State University.

  CARL A. KOPPEL has served as the Company's Vice President of Sales, International since July 1996. Mr. Koppel served as the Company's Vice President of Sales from November 1995 to July 1996 and as Director of International Sales from April 1994 to October 1995. Mr. Koppel served as Vice President of International Sales and Marketing for Grafpoint from September 1992 until he joined the Company. Mr. Koppel served as President of U.S. operations of JSB Corporation, a computer software company headquartered in the United Kingdom, from July 1991 to September 1992. Mr. Koppel received a B.Sc. in Electrical Engineering from the Strathclyde University in Scotland.

  BRIAN L. LICHOROWIC joined the Company in August 1996 as Vice President of Marketing. From January 1996 to August 1996, Mr. Lichorowic served as Executive Director Strategic Alliance for CyberCash Inc., a company specializing in secure Internet transactions. Mr. Lichorowic was a co-founder of InterCon Systems Corporation, a wholly owned subsidiary of PSINet Inc. that specializes in software and Internet services, and served as its Vice President of Marketing from January 1991 to December 1995. Mr. Lichorowic received a B.A. in Business Administration from Boston University and an M.B.A. from Lynn University.

  ARTHUR H. BRUNO has served as a director of the Company since February 1994. Mr. Bruno is the Chairman, President and Chief Executive Officer of Castelle, a networking and telecommunications company, positions that he has held since October 1993. Since July 1991, Mr. Bruno has served as a Vice President of and consultant to Hambrecht & Quist LLC, a venture capital company. From 1991 to 1993, Mr. Bruno served as the Company's Chairman and Chief Executive Officer.

  JONATHAN G. MORGAN has served as a director of the Company since May 1996. Since June 1993, Mr. Morgan has been Managing Director/Group Head of Investment Banking-Technology of Prudential Securities Incorporated, an investment banking firm. From June 1992 to June 1993, Mr. Morgan was Managing Director/Group Head of Corporate Finance of the San Francisco office of Sutro & Co., Inc., an investment banking firm. From January 1992 to June 1992, he acted as an independent financial consultant and from May 1985 to January 1992 he served as the Managing Director/Head of Mergers and Acquisitions of Montgomery Securities, an investment banking firm.

  PIERRE-GABRIEL VALLEE has served as a director of the Company since May 1994. Since December 1994, Mr. Vallee has been acting as Managing Director of Innolion SA, a subsidiary of the French bank Credit Lyonnais. From 1991 to 1993, Mr. Vallee was Chairman of Opindus/Speic, a group of companies in the mechanical engineering field. Mr. Vallee holds degrees from L'Ecole Nationale Superieure des Arts et Metiers, L'Institute d'Etudes Politiques Paris and L'Institut de Haute Finance.

  Directors of the Company are elected to serve until the next annual meeting of stockholders (or special meeting in lieu thereof) and until their successors are duly elected and qualified. Executive officers of the Company are appointed by and serve at the discretion of the Board of Directors.

  The Board of Directors has a Compensation Committee, which provides recommendations concerning salaries and incentive compensation for directors, officers and employees of and consultants to the Company, and an Audit Committee, which reviews the results and scope of the audit and other services provided by the Company's independent auditors.

  The Company does not pay fees to members of the Board of Directors and presently has no plans to pay directors' fees. On July 18, 1996, the Company granted Mr. Morgan a nonqualified option to purchase 5,000 shares of Common Stock at an exercise price of $6.00 per share.

SECTION 16(A) REPORTING COMPLIANCE

  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and Directors, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of changes in ownership on Forms 4 and 5. Such officers, Directors and ten-percent stockholders are also required to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the Company and on written representations from certain reporting persons that no Form 5s were required by the Company for such persons, the Company believes that all
Section 16(a) reports applicable to its officers, Directors and ten-percent stockholders with respect to the fiscal year ended December 31, 1996 were filed on a timely basis, with the exception of Form 4s for David O. Bundy, Jack A. Dutzy and Carl A. Koppel reporting purchases of Common Stock on October 17, 1996, all of which Form 4s were filed in January 1997.

ITEM 10. EXECUTIVE COMPENSATION

  The following table sets forth certain information concerning the compensation earned by the Company's Chief Executive Officer and the other three executive officers whose compensation for services rendered in all capacities to the Company was in excess of $100,000 for the fiscal years ended December 31, 1996 (collectively, the "Named Executive Officers").

                          SUMMARY COMPENSATION TABLE

                                                                LONG-TERM
                                      ANNUAL COMPENSATION      COMPENSATION
                                      ----------------------   ------------
                                                                  AWARDS
                                                               ------------
                                                                SECURITIES
                                                                UNDERLYING    ALL OTHER
                                                                 OPTIONS/    COMPENSATION
  NAME AND PRINCIPAL POSITION YEAR    SALARY ($)   BONUS ($)    SARS(#)(1)       ($)
  --------------------------- ----    ----------   ---------   ------------  ------------
Howard R. Berke.......        1996     $165,600         -- (2)       --            --
Chief Executive
 Officer and President        1995     $148,433     $50,000          --            --
                              1994(3)  $ 91,750     $37,000      209,067(4)    $79,812(5)
Killko A. Caballero...        1996     $ 90,420     $10,000          --            --
Senior Vice President
 of Research and              1995     $ 15,070         --           --            --
Development and Chief
 Technology Officer           1994(3)       --          --           --            --
David O. Bundy........        1996     $110,000     $15,000       10,000(6)        --
Vice President of
 Engineering                  1995     $ 89,661     $20,000          --            --
                              1994(3)  $ 76,750     $ 3,500       15,000(7)        --
Jack A. Dutzy.........        1996     $103,000(8)  $13,557       25,000(9)        --
Vice President of
 Sales, Americas              1995     $ 22,917     $ 2,500          --            --
                              1994(3)       --          --           --            --

--------
(1) All of the options have a maximum term of 10 years, subject to earlier termination in the event of the optionee's cessation of service with the Company. The options are exercisable during the optionee's lifetime only by the optionee; they are exercisable by the optionee only while the optionee is an employee or advisor of the Company and for certain limited periods of time thereafter in the event of termination of employment.
(2) Mr. Berke's bonus for 1996 consisted of options which were granted on January 10, 1997 and, upon vesting, will be exercisable to acquire an aggregate of 150,000 shares of Common Stock at a price of $6.00 per share.
(3) Fiscal year 1994 consisted of the nine months ended December 31, 1994
(4) Options were granted on February 22, 1994 under the Stock Option Plan
    (1993). One thirty-sixth of the options vest on a monthly basis commencing on February 22, 1994.
(5) Represents relocation expenses.
(6) Options were granted on February 29, 1996 and May 6, 1996 under the Stock Option Plan (1995) and the Stock Option Plan (1993), respectively. One thirty-sixth of the options granted vest on a monthly basis commencing on the respective dates of grant.
(7) Options were granted on June 2, 1994 under the Stock Option Plan (1994). One thirty-sixth of the options vest on a monthly basis commencing on June 2, 1994.
(8) Includes $14,252 earned as commissions.
(9) Options were granted on February 29, 1996. Five thirty-sixths of the options vested on March 1, 1996, and one thirty-sixth of the options vest on a monthly basis thereafter.

OPTION GRANTS AND EXERCISE

  The following table summarizes (i) option grants to the Named Executive Officers during the year ended December 31, 1996 and (ii) the value of the options held by the Named Executive Officers at December 31, 1996. No options were granted to Mr. Berke or Mr. Caballero during the year ended December 31, 1996.

                       OPTION GRANTS IN LAST FISCAL YEAR
                               INDIVIDUAL GRANTS

                                                                             POTENTIAL REALIZABLE VALUE
                          NUMBER OF   PERCENT OF                              AT ASSUMED ANNUAL RATES
                         SECURITIES  TOTAL OPTIONS                           OF STOCK PRICE APPRECIATION
                         UNDERLYING   GRANTED TO    EXERCISE OR                  FOR OPTION TERM(1)
                           OPTIONS   EMPLOYEES IN  BASE PRICE PER EXPIRATION ----------------------------
          NAME           GRANTED (#)  FISCAL YEAR   SHARE(#/SH)      DATE         5%            10%
          ----           ----------- ------------- -------------- ---------- ------------- --------------
David O. Bundy..........   5,000(2)      1.8%          $2.50       2/29/06   $       7,861 $      19,922
                           5,000(3)      1.8%          $5.00        5/6/01   $      15,722 $      39,844
Jack A. Dutzy...........  25,000(4)      8.7%          $2.50       2/29/06   $      39,306 $      99,609

--------
(1) The amounts shown represent hypothetical gains that could be achieved for the respective options if exercised at the end of their option terms. These gains are based on assumed rates of stock appreciation of five percent and ten percent, compounded annually from the date the respective options were granted to the date of their expiration. The gains shown are net of the option price, but do not include deductions for taxes or other expenses that may be associated with the exercise. Actual gains, if any, on stock option exercises will depend on future performance of the Common Stock, the optionholders' continued employment through the option term and the date on which the options are exercised.
(2) Options were granted on February 29, 1996 under the Stock Option Plan
    (1995). One thirty-sixth of the options granted vest on a monthly basis commencing on February 29, 1996.
(3) Options were granted on May 6, 1996 under the Stock Option Plan (1993). One thirty-sixth of the options granted vest on a monthly basis commencing on May 6, 1996.
(4) Options were granted on February 29, 1996. Five thirty-sixths of the options vested on March 1, 1996, and one thirty-sixth of the options vest on a monthly basis thereafter.

  The following table sets forth information with respect to the exercise of stock options by the Named Executive Officers during the year ended December 31, 1996 and unexercised options held by the Named Executive Officers on December 31, 1996.

                      AGGREGATED OPTION EXERCISES IN LAST
                 FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                             NUMBER OF           VALUE OF UNEXERCISED
                                                        UNEXERCISED OPTIONS     IN-THE-MONEY OPTIONS AT
                         SHARES ACQUIRED    VALUE      AT FISCAL YEAR END(#)     FISCAL YEAR END($)(1)
          NAME           ON EXERCISE(#)  REALIZED($) EXERCISABLE/UNEXERCISABLE EXERCISABLE/UNEXERCISABLE
          ----           --------------- ----------- ------------------------- -------------------------
Howard R. Berke.........     20,000       $100,000        183,260/ 5,807          $1,270,375/$36,294
Killko A. Caballero.....        --             --             -- /   --                  -- /   --
David O. Bundy..........        --             --          35,556/ 9,444          $  225,489/$38,261
Jack A. Dutzy...........        --             --           7,079/17,921          $   33,625/$85,125

--------
(1) The closing sale price for the Company's Common Stock as reported on the Nasdaq National Market on December 31, 1996 was $7.25. Value is calculated on the basis of the difference between the option exercise price and $7.25, multiplied by the number of shares of Common Stock underlying the options.

EMPLOYMENT AGREEMENTS

  On January 3, 1994, the Company entered into an agreement with Howard R. Berke, whereby Mr. Berke agreed to serve as the President and Chief Executive Officer of the Company. The initial term of the agreement ended on January 3, 1996, but the agreement automatically renews for successive two-year periods unless it is terminated by either party with at least 30 days' prior written notice. Pursuant to the agreement, Mr. Berke received an initial base salary of $165,000, which is reviewed annually and was increased to $175,000 as of January 1, 1997. Mr. Berke is entitled to receive an incentive bonus of up to 50% of his base compensation, based upon goals established by the Board of Directors and other performance measures determined in the discretion of the Board of Directors. Pursuant to the agreement, Mr. Berke was granted a stock option to purchase 209,067 shares of Common Stock at an exercise price of $1.00 per share. If Mr. Berke's employment is terminated without cause, Mr. Berke will be entitled to a pro rata portion of (i) his incentive bonus earned through the termination date and (ii) his salary for six months or until he becomes employed elsewhere, whichever occurs first; if his new salary is lower than his base salary at the Company, however, the Company will pay the difference for the balance of this six-month period. If his employment is terminated with cause, he is entitled to receive 15 days' salary. Pursuant to an amendment to the agreement, the Company reimbursed Mr. Berke for $79,812 in moving and temporary accommodation expenses in December 1994. Mr. Berke is entitled to participate in all employee benefits, including health, vision, dental and retirement plans, that the Company provides to its employees generally. The agreement provides that Mr. Berke will not directly or indirectly compete with the Company or solicit its employees, customers or prospective customers on behalf of himself or any entity that engages in any business involving the sale, distribution, development or research concerning computer software in breach of the agreement during the term of the agreement and for a period of one year following the date of the termination of his employment.

  The Company entered into a Nondisclosure and Noncompetition Agreement with David O. Bundy dated February 15, 1996. Pursuant to the agreement, Mr. Bundy agreed that while employed by the Company and for a period of 18 months following the termination of his employment with the Company for any reason, he will not, directly or indirectly, compete with the Company or solicit any of the Company's employees, contractors, suppliers, existing customers or prospective customers on behalf of himself or any other entity that engages in the sale, distribution or development of or research concerning computer software and technology in breach of the agreement. Either party may terminate the agreement by giving the other party 30 days' prior written notice. If Mr. Bundy's employment is terminated without cause during the term of the agreement, he will be entitled to his base salary for six months or until he becomes employed elsewhere, whichever occurs first; provided, however, that if his new salary is lower than his base salary at the Company, the Company will pay the difference for the balance of this six-month period. Pursuant to the agreement, Mr. Bundy was granted a stock option to purchase 5,000 shares of Common Stock at an exercise price of $2.50 per share.

  On October 10, 1995, the Company entered into a two-year employment agreement with Killko A. Caballero, whereby Mr. Caballero agreed to serve as Senior Vice President of Product Development and Chief Technical Officer of the Company. Pursuant to the agreement, Mr. Caballero receives a base salary of $100,000, which is reviewed annually, and is eligible to receive an annual fiscal year incentive bonus with a maximum annual amount of $20,000. During the first year of the agreement, Mr. Caballero was guaranteed to receive one-half of the incentive bonus. He is entitled to participate in all employee benefits, including health, vision, dental and retirement plans, that the Company provides to its employees generally. If Mr. Caballero's employment is terminated without cause during the first two years of the term of the agreement, Mr. Caballero will be entitled to (i) a pro rata portion of his incentive bonus earned through the termination date and (ii) his salary for six months or until he becomes employed elsewhere, whichever occurs first; provided, however, that if his new salary is lower than his base salary at the Company, the Company will pay the difference for the balance of this six-month period. During the second year of the agreement, if Mr. Caballero's employment is terminated without cause and (i) he is entitled to some payment of base salary and incentive bonus and (ii) he is unable to secure employment in the United States within ninety days and this results in his deportation, the Company shall pay him $10,000 in relocation fees. The agreement provides that Mr. Caballero will not directly or indirectly compete with the Company or solicit its employees, customers or prospective customers on behalf of himself or any entity that engages in any business involving the sale, distribution, development or research concerning computer software in breach of the agreement during the term of the agreement and for a period of one year following the date of his termination.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information with respect to the beneficial ownership of Common Stock as of February 28, 1997, by (i) each person (or group of affiliated persons) known by the Company to own beneficially more than five percent of the outstanding shares of Common Stock,
(ii) each of the Directors of the Company, (iii) each of the Named Executive Officers and (iv) all Directors and executive officers of the Company as a group:

                                                        SHARES      PERCENT
                                                     BENEFICIALLY BENEFICIALLY
NAME AND ADDRESS(1)                                     OWNED        OWNED
-------------------                                  ------------ ------------
Arthur H. Bruno(3)..................................  1,540,358       17.0%
Hambrecht & Quist Group(4)..........................  1,405,234       15.5%
 One Bush Street
 San Francisco, California 94104
Sofinnova Entities(5)...............................    766,286        8.4%
 51 Rue Saint Georges
 Paris, France 75009
Charles Lingel......................................    595,840        6.6%
 c/o Infoconix Inc.
 704 228th Avenue, N.E.
 Suite 414
 Redmond, Washington 98053
Killko A. Caballero.................................    403,325        4.4%
Howard R. Berke(6)..................................    209,067        2.3%
David O. Bundy(6)...................................     39,900        *
Jack A. Dutzy(6)....................................     14,230        *
Jonathan G. Morgan(6)...............................      1,251        *
Pierre-Gabriel Vallee...............................        --         --
All Directors and executive officers as a group (10
 persons)(6)........................................  2,257,428       24.8%

--------
 *  Represents less than 1% of the outstanding shares of Common Stock.
(1) The address of all persons who are executive officers or Directors of the Company is in care of the Company, 542 Amherst Street, Nashua, New Hampshire 03063.
(2) Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to such shares, subject to community property laws, where applicable. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or group to acquire them within 60 days of February 28, 1997 are treated as outstanding only for purposes of determining the amount and percentages beneficially owned by such person or group.
(3) Includes 1,405,234 shares held by the Hambrecht & Quist Group as described in Note 4 and 85,000 shares subject to stock options exercisable within 60 days of February 28, 1997. Mr. Bruno is a Vice President of and a consultant to Hambrecht & Quist LLC. Mr. Bruno disclaims beneficial ownership of the shares held by the Hambrecht & Quist Group.
(4) Consists of 623,167 shares held by H&Q London Ventures, 7,271 shares held by Hambrecht & Quist Group, 206,917 shares held by H & Q Ventures IV, 206,917 shares held by H&Q Ventures International CV, 444 shares held by H&Q Venture Partners, 285,768 shares held by William R. Hambrecht,16 shares held by Hamquist and 74,734 shares held by Phoenix Venture (BVI), Ltd.

(5) Consists of approximately 221,767 shares held by Sofinnova S.A., 337,499 shares held by Sofinnova Capital FCPR and 207,020 shares held by C.V. Sofinnova Ventures Partners II. Sofinnova S.A., a management and direct investment company, manages the funds of Sofinnova Capital FCPR, and its wholly-owned subsidiary manages the funds of C.V. Sofinnova Venture Partners II.
(6) Includes shares subject to stock options exercisable within 60 days of February 28, 1997.

ITEM 12. CERTAIN TRANSACTIONS

FINANCING AND STOCKHOLDER AGREEMENTS

  In December 1995, in connection with the Company's purchase of all of the outstanding shares of ASC, the Company agreed to issue 403,325 shares of its Common Stock to Killko A. Caballero, a Director and the Senior Vice President of Research and Development and Chief Technology Officer of the Company, in exchange for 7,904 shares of ASC. In the same transaction, the Company agreed to issue an aggregate of 766,286 shares of Common Stock to Sofinnova S.A., Sofinnova Capital FCPR, and CV Sofinnova Ventures Partners II (together, the "Sofinnova Entities"), which own beneficially more than 5% of the outstanding shares of Common Stock of the Company, in exchange for an aggregate of 15,017 shares of ASC.

  In March 1996, all of the Company's stockholders who then owned beneficially more than five percent of the outstanding shares of Common Stock, Arthur H. Bruno, a Director of the Company, and all of the current executive officers of the Company other than Richard M. Darer entered into an agreement with the Company and certain other stockholders of the Company (the "Shareholders' Agreement") pursuant to which the parties to the agreement were granted a right of participation in and a right of first refusal with respect to certain sales of shares by certain management stockholders. The parties to the Shareholders' Agreement were also granted a preemptive right to purchase all or part of their pro rata shares of New Securities (as defined in the Shareholders' Agreement) issued by the Company. The Shareholders' Agreement was amended in July 1996 such that it terminated immediately prior to the consummation of the Company's initial public offering on October 17, 1996.

  Pursuant to the Shareholders' Agreement, the parties to the Shareholders' Agreement entered into a Designation and Election of Directors agreement whereby the parties agreed to vote all the shares of the Company's stock held by them so as to fix the number of the Directors of the Company at five and to elect to the Board of Directors of the Company individuals designated by specified stockholders and affiliates of the Company. The Directors initially designated pursuant to this agreement were Arthur H. Bruno, Howard R. Berke, Pierre-Gabriel Vallee and Killko A. Caballero. A representative of the Sofinnova Entities served as the fifth director until Jonathan G. Morgan, an outside director, was elected in May 1996. In addition, the Sofinnova Entities were granted the right to have a representative attend all meetings of the Company's Board of Directors in a non-voting capacity as long as they hold at least 50% of the shares owned by them as of December 15, 1995. This agreement terminated upon termination of the Shareholders' Agreement, immediately prior to the consummation of the Company's initial public offering on October 17, 1996.

EMPLOYMENT AGREEMENTS

  For a description of certain employment and other arrangements between the Company and its executive officers, see "Management--Executive Compensation" and "--Employment Agreements."

REGISTRATION RIGHTS

  In connection with prior issuances of shares of the Company's Common Stock, $.01 par value per share, and Comon Stock, $5.83 par value per share ("$5.83 Stock"), the Company granted certain rights with respect to the registration under the Securities Act of 1933, as amended (the "Securities Act"), of the shares of outstanding Common Stock and the shares of Common Stock issuable upon the conversion or exercise of any other securities owned by certain stockholders of the Company. Based on securities outstanding as of February 28, 1997, it is estimated that such stockholders hold an aggregate of 5,844,974 shares of Common Stock, including 394,511 shares of Common Stock (the "Registrable Converted Shares") issuable upon conversion of outstanding shares of $5.83 Stock, and options to purchase an aggregate of 294,044 shares of Common Stock (collectively, the "Registrable Shares").

  The holders of more than 50% of the then-outstanding Registrable Converted Shares are entitled, at any time, to request that the Company file a registration statement under the Securities Act covering the sale of some or all of the Registrable Converted Shares then held by such holders, provided that (i) the Company is not required to effect more than one such demand registration, (ii) the effective date of such registration statement shall not occur prior to April 10, 1997 and (iii) the aggregate market value of the Registrable Converted Shares registered pursuant to such request shall not exceed $2,300,000. The holders of more than 50% of the then-outstanding Registrable Shares are entitled, at any time after April 9, 1997, to request that the Company file a registration statement under the Securities Act covering the sale of some or all of the Registrable Shares then held by such holders, provided that the Company is not required to effect more than one such demand registration. Within 75 days of receipt of any such request, the Company must file a Registration Statement with respect to such Registrable Converted Shares or Registrable Shares, as the case may be, and must use its best efforts to cause the offering of such shares to be registered under the Securities Act. The underwriters (if any) of any offering of such shares have the right, subject to certain conditions, to limit the number of Registrable Shares included in the registration. Moreover, the Company must use its best efforts to qualify for registration on Form S-3 (or any comparable or successor form). Once the Company has qualified to use Form S-3 to register securities under the Securities Act, the holders of Registrable Converted Shares shall have the right to request an unlimited number of registrations on Form S-3, provided that the Company is not required to register Registrable Shares having an aggregate market value less than $1,000,000. The Company is not required to register any Registrable Shares if in the opinion of its counsel such shares may be sold without registration under the Securities Act in the manner and in the quantity in which such shares were proposed to be sold.

  Each holder of Registrable Shares has agreed that, upon the request of the Company and the managing underwriter of an offering by the Company of Common Stock or other securities of the Company pursuant to a registration statement, such holder shall agree not to sell publicly or otherwise transfer or dispose of any Registrable Shares or other securities of the Company for up to 180 days following the effective date of such registration statement, provided that all holders of Registrable Shares holding not less than the number of shares of Common Stock held by such holder (including shares of Common Stock issuable upon exercise or conversion of other securities) and all officers and directors of the Company shall enter into similar agreements.

  In general, all fees, costs and expenses of such registrations (other than underwriting discounts, selling commissions and certain fees and expenses of counsel to the selling stockholders) will be borne by the Company. The Company and the holders of Registrable Shares have agreed to indemnify each other from certain liabilities relating to any registration in which any Registrable Shares are included, including liabilities arising under the Securities Act. The Company has also undertaken that, upon the request of the underwriter of any offering of Registrable Shares, the Company shall agree to customary contribution provisions on the part of the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

 EXHIBIT NO.                             DESCRIPTION
 -----------                             -----------
    1.1*     Form of Underwriting Agreement
    3.1*     Amended and Restated Certificate of Incorporation of the Company
    3.2*     Proposed form of Amended and Restated Certificate of Incorporation of the Company to become effective immediately following the offering
    3.3*     By-Laws of the Company, as amended
    3.4*     Proposed form of Amended and Restated By-Laws of the Company to become effective upon the closing of the offering
    4.1*     Specimen certificate for common stock, $.01 par value, of the
             Company
    5.1*     Opinion of Foley, Hoag & Eliot LLP
   10.1      Standard Office Lease-Gross (American Industrial Real Estate
             Association) dated October 24, 1996 by and between PBP Limited
             Partnership, as lessor and the Company, as lessee.
   10.2*     White Pine Software, Inc. Stock Option Plan (1993), as amended
   10.3*     White Pine Software, Inc. Stock Option Plan (1994)
   10.4*     White Pine Software, Inc. Stock Option Plan (1995), as amended
   10.5*     White Pine Software, Inc. Stock Option Plan (1996)
   10.6*     White Pine Software, Inc. 1996 Incentive and Nonqualified Stock
             Option Plan
   10.7*     White Pine Software, Inc. 1996 Employee Stock Purchase Plan
   10.8*     Employment Agreement dated January 3, 1994 with Howard R. Berke, as amended
   10.9*     Employment Agreement dated October 10, 1995 with Killko A.
             Caballero
   10.10*    Nondisclosure and Noncompetition Agreement dated February 15, 1996 with David O. Bundy
   10.11+    Exclusive Software License Agreement dated June 1, 1996 between
             Cornell Research Foundation, Inc. and the Company
   10.12*    Common Stock Purchase Warrant of the Company dated July 31, 1996, issued to Cornell Research Foundation, Inc.
   10.13*    Commercial Loan Agreement dated December 30, 1994 between Fleet
             Bank--NH and the Company, as amended
   10.16*    Collateral Assignment and Security Agreement dated December 30,
             1994 between Fleet Bank--NH and the Company, as amended
   10.17*    $53,000 Commercial Promissory Note of the Company dated August 25,
             1995, issued to Fleet Bank--NH
   10.20     $3,000,000 Revolving Line of Credit Promissory Note
   10.21*    Stock Purchase Agreement dated March 19, 1996 among certain investors and the Company, as amended
   10.22*    Stock Purchase Agreement dated April 17, 1996 between J.F. Shea,
             Co., Inc. and the Company, as amended
   10.23*    Amended and Restated Registration Rights Agreement dated March 19,
             1996 among certain stockholders of the Company and the Company, as amended

 EXHIBIT NO.                            DESCRIPTION
 -----------                            -----------
   10.24*    Acquisition Agreement dated October 10, 1995 among former
             stockholders of About Software Corporation S.A. and the Company
   10.25*    Indenture of Lease dated May 15, 1996 by Nash-Tamposi Limited
             Partnership, Five N Associates, Ballinger Properties, L.L.C. and
             the Company
   11.1      Statement re computation of per share earnings
   21.1*     List of subsidiaries of the Company
   23.1      Consent of Ernst & Young LLP
   27.1      Financial Data Schedule for fiscal year ended December 31, 1996

--------
+ Incorporated by reference to the Company's Registration Statement on Form SB-
  2 (File No. 333-09525) in the form in which it was declared effective by the Securities and Exchange Commission. Subject to application for confidential treatment.
* Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-09525) in the form in which it was declared effective by the Securities and Exchange Commission.

  (b) Reports on Form 8-K

    None.

                                   SIGNATURES

  IN ACCORDANCE WITH SECTION 13 OR 15(D) OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, AS OF MARCH 21, 1997.

                                          WHITE PINE SOFTWARE, INC.

                                                    /s/ Howard R. Berke
                                          By: _________________________________
                                               HOWARD R. BERKE PRESIDENT AND
                                                  CHIEF EXECUTIVE OFFICER

  Each person whose signature appears below hereby appoints Howard R. Berke and Christine J. Cox and each of them severally, acting alone and without the other, his (or her) true and lawful attorney-in-fact with the authority to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Annual Report on Form 10-KSB necessary or advisable to enable the Registrant to comply with the rules, regulations, and requirements of the Securities Act of 1934, as amended, in respect thereof, which amendments may make such other changes in the Annual Report as the aforesaid attorney-in-fact executing the same deems appropriate.

  IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED; AS OF MARCH 21, 1997.

              SIGNATURE                         TITLE                DATE

         /s/ Howard R. Berke            President, Chief        March 21, 1997
-------------------------------------    Executive Officer
           HOWARD R. BERKE               and Director
                                         (Principal
                                         Executive Officer)

        /s/ Richard M. Darer            Chief Financial         March 21, 1997
-------------------------------------    Officer and Vice
          RICHARD M. DARER               President of
                                         Administration
                                         (Principal
                                         Financial and
                                         Accounting Officer)

       /s/ Killko A. Caballero          Director                March 21, 1997
-------------------------------------
         KILLKO A. CABALLERO

         /s/ Arthur H. Bruno            Director                March 21, 1997
-------------------------------------
           ARTHUR H. BRUNO

       /s/ Jonathan G. Morgan           Director                March 21, 1997
-------------------------------------
         JONATHAN G. MORGAN

           /s/                          Director                March 21, 1997
-------------------------------------
        PIERRE-GABRIEL VALLEE

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
White Pine Software, Inc.

  We have audited the accompanying consolidated balance sheets of White Pine Software, Inc. and subsidiary as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the nine months ended December 31, 1994, and for the years ended December 31, 1995 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of White Pine Software, Inc. and subsidiary at December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for the nine months ended December 31, 1994, and for the years ended December 31, 1995 and 1996, in conformity with generally accepted accounting principles.

Manchester, New Hampshire
January 26, 1997

                    WHITE PINE SOFTWARE, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                           DECEMBER 31,
                                                     -------------------------
                                                        1995          1996
                                                     -----------  ------------
ASSETS
Current assets:
  Cash and cash equivalents......................... $ 1,773,855  $ 23,298,274
  Accounts receivable, less allowance of $116,000 at
   December 31, 1995 and $163,000 at December 31,
   1996.............................................   1,438,528     2,552,710
  Inventories.......................................     178,546       113,130
  Prepaid expenses..................................     149,607       422,342
  Other current assets..............................      19,210        27,743
                                                     -----------  ------------
      Total current assets..........................   3,559,746    26,414,199
Property and equipment:
  Computer equipment................................   1,429,560     1,862,502
  Furniture and fixtures............................     371,189       521,364
  Software..........................................     330,972       188,326
  Equipment.........................................     105,204       169,438
  Leasehold improvements............................      25,175       223,922
                                                     -----------  ------------
                                                       2,262,100     2,965,552
Accumulated depreciation and amortization...........  (1,648,839)   (1,901,948)
                                                     -----------  ------------
                                                         613,261     1,063,604
Other assets:
  Third party licenses, less accumulated
   amortization of $242,000 at December 31, 1995 and
   $724,000 at December 31, 1996....................     765,983       701,961
  Goodwill, less accumulated amortization of $40,000
   at December 31, 1995 and $278,000 at December 31,
   1996.............................................   1,152,768       914,855
  Other assets......................................     345,650       309,664
                                                     -----------  ------------
                                                       2,264,401     1,926,480
                                                     -----------  ------------
Total assets........................................ $ 6,437,408  $ 29,404,283
                                                     ===========  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable.................................. $   465,924  $    363,399
  Accrued expenses and other accrued liabilities....   1,648,260     2,540,775
  Deferred revenue..................................     445,786       827,361
  Current portion of long-term debt.................     217,986       112,321
                                                     -----------  ------------
      Total current liabilities.....................   2,777,956     3,843,856
Long-term debt, less current portion................     385,017       113,339
Long-term portion of accrued third-party licenses...     494,074       210,744
Stockholders' equity:
  Common stock, $.01 par value:
    Authorized shares--7,500,000 at December 31,
     1995 and 15,000,000 at December 31, 1996;
     Issued and outstanding shares--5,589,764 at
     December 31, 1995 and 9,030,730 at December 31,
     1996...........................................      55,898        90,307
  Additional paid-in capital........................  12,637,430    38,669,653
  Accumulated deficit...............................  (9,974,900)  (13,611,558)
  Currency translation adjustments..................      61,933        87,942
                                                     -----------  ------------
      Total stockholders' equity....................   2,780,361    25,236,344
                                                     -----------  ------------
Total liabilities and stockholders' equity.......... $ 6,437,408  $ 29,404,283
                                                     ===========  ============

                 See Notes to Consolidated Financial Statements

                    WHITE PINE SOFTWARE, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                         NINE MONTHS        YEAR ENDED
                                            ENDED          DECEMBER 31,
                                         DECEMBER 31, ------------------------
                                             1994        1995         1996
                                         ------------ -----------  -----------
Revenue:
  Software license fees................   $4,364,458  $ 6,017,710  $10,500,322
  Services and other...................      600,304    1,166,035    1,165,407
                                          ----------  -----------  -----------
    Total revenue......................    4,964,762    7,183,745   11,665,729
Cost of revenue........................      654,996    1,247,094    2,211,694
                                          ----------  -----------  -----------
Gross profit...........................    4,309,766    5,936,651    9,454,035
Operating expenses:
  Sales and marketing..................    1,636,786    2,516,604    6,631,527
  Research and development.............    1,301,259    1,865,830    3,819,001
  General and administrative...........    1,105,620    2,000,521    2,793,536
  Write-off of purchased research and
   development costs...................          --     3,200,000          --
                                          ----------  -----------  -----------
    Total operating expenses...........    4,043,665    9,582,955   13,244,064
                                          ----------  -----------  -----------
Income (loss) from operations..........      266,101   (3,646,304)  (3,790,029)
Other income (expense):
  Interest income......................       65,785       82,212      251,143
  Other, net...........................       79,809       68,131      (20,595)
                                          ----------  -----------  -----------
                                             145,594      150,343      230,548
                                          ----------  -----------  -----------
Income (loss) before provision for
 income taxes..........................      411,695   (3,495,961)  (3,559,481)
Provision for income taxes.............       18,000       30,024       77,177
                                          ----------  -----------  -----------
Net income (loss)......................   $  393,695  $(3,525,985) $(3,636,658)
                                          ==========  ===========  ===========
Net income (loss) per common and common
 equivalent share......................   $     0.06  $     (0.65) $     (0.55)
                                          ==========  ===========  ===========
Weighted average number of common and
 common equivalent shares outstanding..    6,084,775    5,450,884    6,618,108
                                          ==========  ===========  ===========


                 See Notes to Consolidated Financial Statements

                    WHITE PINE SOFTWARE, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               COMMON STOCK         ADDITIONAL                  CURRENCY       TOTAL
                          ------------------------   PAID-IN-    ACCUMULATED   TRANSLATION STOCKHOLDERS'
                            SHARES      PAR VALUE     CAPITAL      DEFICIT     ADJUSTMENTS    EQUITY
                          -----------  -----------  -----------  ------------  ----------- -------------
Balances at April 1,
 1994...................   35,905,298  $    35,905  $ 8,673,177  $ (6,842,610)       --     $ 1,866,472
 Net income.............                                              393,695                   393,695
 Common Stock issued
  upon exercise of stock
  options...............        4,167            4          414                                     418
 Repurchase and
  cancellation of 50,000
  shares of Common
  Stock.................      (50,000)         (50)      (4,950)                                 (5,000)
                          -----------  -----------  -----------  ------------    -------    -----------
Balances at December 31,
 1994...................   35,859,465       35,859    8,668,641    (6,448,915)       --       2,255,585
 Net loss...............                                           (3,525,985)               (3,525,985)
 Adjustment for one-for-
  ten reverse stock
  split.................  (32,273,518)         --           --
 Common Stock issued in
  connection with a
  business combination
  accounted for as a
  purchase..............    1,990,956       19,910    3,962,002                               3,981,912
 Common Stock issued
  upon exercise of stock
  options...............       12,861          129        6,787                                   6,916
 Currency translation
  adjustment............                                                         $61,933         61,933
                          -----------  -----------  -----------  ------------    -------    -----------
Balances at December 31,
 1995...................    5,589,764       55,898   12,637,430    (9,974,900)    61,933      2,780,361
 Net loss...............                                           (3,636,658)               (3,636,658)
 Common Stock issued as
  $5.83 par value common
  stock redeemable as
  $.01 par value common
  stock.................      394,511    2,300,000      (66,298)                              2,233,702
 Common Stock issued as
  conversion from
  redeemable $5.83 par
  value common stock to
  $.01 par value common
  stock.................                (2,296,055)   2,296,055                                     --
 Common Stock issued in
  connection with an
  initial public
  offering of 3,000,000
  shares................    3,000,000       30,000   23,713,318                              23,743,318
 Common Stock issued in
  connection with the
  exercise of a stock
  warrant...............       20,000          200       59,800                                  60,000
 Common Stock issued
  upon exercise of stock
  options...............       26,512          265       29,347                                  29,612
 Cancellation of
  fractional shares.....          (57)          (1)           1                                     --
 Currency translation
  adjustment............                                                          26,009         26,009
                          -----------  -----------  -----------  ------------    -------    -----------
Balances at December 31,
 1996...................    9,030,730  $    90,307  $38,669,653  $(13,611,558)   $87,942    $25,236,344
                          ===========  ===========  ===========  ============    =======    ===========


                 See Notes to Consolidated Financial Statements

                    WHITE PINE SOFTWARE, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             YEAR ENDED
                                     NINE MONTHS ENDED      DECEMBER 31,
                                       DECEMBER 31,    ------------------------
                                           1994           1995         1996
                                     ----------------- -----------  -----------
OPERATING ACTIVITIES
Net income (loss)..................     $  393,695     $(3,525,985) $(3,636,658)
Adjustments to reconcile net income
 (loss) to net cash provided by
 (used in) operating activities:
  Depreciation.....................        181,700         238,014      253,109
  Amortization of goodwill and
   third-party licenses............            --          312,717      719,935
  Write-off of purchased research
   and development costs...........            --        3,200,000          --
  Provision for bad debts..........            --          116,449       46,798
  Other............................        (34,066)        (48,316)         --
  Changes in operating assets and
   liabilities:
    Accounts receivable............       (246,425)        (52,014)  (1,160,980)
    Inventories....................        (52,132)          9,730       65,416
    Prepaid expenses...............        (84,906)         45,161     (272,735)
    Other assets...................         19,994         (35,623)      27,453
    Accounts payable...............        (44,321)        148,170     (102,526)
    Accrued expenses and other
     accrued liabilities...........       (312,815)        211,369      609,186
    Deferred revenue...............         46,701          22,149      381,575
                                        ----------     -----------  -----------
Net cash provided by (used in)
 operating activities..............       (132,575)        641,821   (3,069,427)
INVESTING ACTIVITIES
Purchase of property and equipment,
 net...............................       (184,696)       (329,510)    (703,452)
Purchase of third party licenses,
 net...............................            --         (377,438)    (418,000)
Acquisition costs incurred in a
 business combination accounted for
 as a purchase.....................            --         (175,000)         --
Cash acquired in a business
 combination accounted for as a
 purchase..........................            --          117,532          --
Other..............................        (20,181)        (73,095)         --
                                        ----------     -----------  -----------
Net cash used in investing
 activities........................       (204,877)       (837,511)  (1,121,452)
FINANCING ACTIVITIES
Proceeds from long-term debt.......            --           53,000          --
Principal payments on long-term
 debt..............................        (55,118)        (23,336)    (377,343)
Proceeds from common stock issued
 as $5.83 par value common stock
 redeemable as $.01 par value
 common stock......................            --              --     2,233,702
Proceeds from common stock issued
 in connection with an initial
 public offering...................            --              --    23,743,318
Proceeds from common stock issued
 in connection with the exercise of
 a stock warrant...................            --              --        60,000
Proceeds from common stock issued
 upon exercise of stock options....            418           6,916       29,612
Repurchase of common stock.........         (5,000)            --           --
                                        ----------     -----------  -----------
Net cash provided by (used in)
 financing activities..............        (59,700)         36,580   25,689,289
Currency translation effect on cash
 and cash equivalents..............            --           61,933       26,009
                                        ----------     -----------  -----------
Net increase (decrease) in cash and
 cash equivalents..................       (397,152)        (97,177)  21,524,419
Cash and cash equivalents at
 beginning of period...............      2,268,184       1,871,032    1,773,855
                                        ----------     -----------  -----------
Cash and cash equivalents at end of
 period............................     $1,871,032     $ 1,773,855  $23,298,274
                                        ==========     ===========  ===========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest.............     $      299     $     8,713  $    37,172
                                        ==========     ===========  ===========
Cash paid for taxes................     $    2,763     $    18,596  $    88,550
                                        ==========     ===========  ===========

                 See Notes to Consolidated Financial Statements

                   WHITE PINE SOFTWARE, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

1. ACCOUNTING POLICIES

 Description of Business

  White Pine Software, Inc. (the Company) develops, markets and supports multiplatform desktop connectivity software that facilitates worldwide video and audio communication and data collaboration across the Internet, intranets and other networks that use the Internet Protocol. The Company's desktop videoconferencing software products allow users to participate in real-time, multipoint videoconferences over the Internet and intranets. The Company recently introduced WebTerm Toolbox, which allows users to access host applications from within the browser, as a new suite of products geared to providing Advanced Intranet Solutions to corporations, educational organizations, and government agencies. The Company also offers desktop X Windows and terminal emulation software. The Company's customers include businesses, government organizations, educational institutions and individual consumers. The Company markets and sells its products in the United States, Europe, and the Pacific Rim through distributors, a combination of strategic partners and OEMs, and its direct sales organization, as well as over the Internet. The Company, formerly known as Visual International, Inc., was incorporated in April 1992.

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly-owned foreign subsidiary, About Software Corporation S.A.
(ASC), and ASC's wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Fiscal Year

  Effective April 1, 1994, the Company changed its fiscal year end from March 31 to December 31.

 Cash and Cash Equivalents

  Cash and cash equivalents consist of cash on hand and investments in high grade commercial paper having maturities of three months or less when purchased. Commercial paper qualifying as cash equivalents totaled $22,440,000 and $725,000 at December 31, 1996 and 1995, respectively. These investments have been categorized as held to maturity under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, the balances are stated at amortized cost, which approximates fair value, because of the short maturity of these instruments.

 Concentration of Credit Risk

  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. Cash and cash equivalents include cash on deposit in checking accounts, commercial paper, and certificates of deposit. These cash and cash equivalents are maintained with high credit quality financial institutions.

                   WHITE PINE SOFTWARE, INC. AND SUBSIDIARY

                               DECEMBER 31, 1996


  The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company maintains reserves for potential credit losses; historically, such losses have not been material and have been within management's expectations. At December 31, 1996, two customers accounted for approximately 51% of accounts receivable.

  Included in the Company's balance sheet at December 31, 1996 are the assets of the Company's foreign subsidiary, ASC, of which approximately $637,000 of tangible assets are located in France.

 Fair Value of Financial Instruments

  The carrying amounts reported in the balance sheet for the Company's cash and cash equivalents and borrowings approximate fair value.

 Inventories

  Inventories are stated at the lower of cost (first-in, first-out method) or market. Allowances for excess and obsolete items are provided as necessary.

 Property and Equipment

  Property and equipment are stated at cost and are being depreciated using the straight-line and accelerated methods over the estimated useful lives of two to seven years. Leasehold improvements are stated at cost and are being amortized over the lesser of the term of the lease or the estimated useful life of the asset.

 Third-Party Licenses

  The cost of agreements entered into with third parties for the right to use the third parties' technology in the Company's products is amortized on a straight-line basis over the lives of the agreements.

 Income Taxes

  Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

 Revenue Recognition

  The Company's revenue is derived from software license fees and fees for services related to its software products, primarily software maintenance fees. The Company recognizes revenue in accordance with the provisions of AICPA Statement of Position No. 91-1, Software Revenue Recognition.

  Software license revenue is recognized upon receipt of a firm customer order and shipment of the software, net of allowances for estimated future returns, provided that no significant obligations remain on the part of the Company and collection of the related receivable is deemed probable. Revenue under certain license agreements is recognized upon execution of a signed contract and fulfillment of the contractual obligations, provided that no significant obligations remain on the part of the Company and collection is deemed probable.

  Software maintenance fees, which are generally payable in advance and are non-refundable, are recognized ratably over the period of the maintenance contract, typically twelve months. Revenue from training and consulting services is recognized as services are provided.

                   WHITE PINE SOFTWARE, INC. AND SUBSIDIARY

                               DECEMBER 31, 1996


  Software license fees, consulting fees, and training fees that have been prepaid or invoiced but that do not yet qualify for recognition as revenue under the Company's policy, and prepaid maintenance fees not yet recognized as revenue, are reflected as deferred revenue.

 Capitalized Software

  Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based upon the Company's product development process, technological feasibility is established upon completion of a commercially viable working model. Costs incurred by the Company between completion of the commercially viable working model and the point at which the product is ready for general release have been capitalized. Such amounts, approximating $145,000 as of December 31, 1996, are included in other assets and are being amortized over a three-year period; these amounts are principally attributable to the Company's acquisition of ASC (See Note 2).

 Foreign Currency Translation

  The financial statements of the Company's foreign subsidiary have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. All balance sheet amounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using average exchange rates. The gains and losses resulting from the changes in exchange rates from the date of acquisition of ASC (see Note 2) to December 31, 1996 have been reported separately as a component of stockholders' equity.

  The aggregate transaction gains and losses were insignificant for all periods presented.

 Advertising Costs

  All costs related to advertising the Company's products are expensed in the period incurred. Amounts charged to expense were $1,179,000, $518,000, and $314,000 during the years ended December 31, 1996 and 1995, and the nine months ended December 31, 1994, respectively.

 Net Income (Loss) Per Common and Common Equivalent Share

  Net income (loss) per common and common equivalent share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. All shares, options and warrants issued during the 12-month period prior to the Company's initial public offering, have been included in the calculation as if they were outstanding, using the treasury stock method. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants using the treasury stock method.

2. BUSINESS COMBINATIONS

  On November 1, 1995, the Company acquired all of the outstanding common stock of ASC, a French developer of connectivity software, and its wholly-owned subsidiary, About Software Corporation, a California corporation. The acquisition was made with the issuance of 1,990,956 shares of the Company's common stock, valued at $2.00 per share (exclusive of approximately $175,000 of acquisition costs).

  The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of ASC are included in the financial statements since the date of acquisition. In connection with the acquisition, the Company acquired assets with a fair market value of approximately $4,234,000 and assumed

                   WHITE PINE SOFTWARE, INC. AND SUBSIDIARY

                               DECEMBER 31, 1996

liabilities of approximately $1,270,000. Included in assets acquired was purchased research and development costs ("in-process technology") with a fair value of approximately $3,200,000, which was charged to income upon consummation of the acquisition, due to a determination that there was no future value to the Company. The excess of the purchase price over the fair market value of net assets acquired of approximately $1,193,000 has been allocated to goodwill and is being amortized on a straight-line basis over 5 years.

  The following unaudited pro forma information presents a summary of operating results of the Company and ASC as if the acquisition had been made as of April 1, 1994:

                                                NINE MONTHS ENDED  YEAR ENDED
                                                  DECEMBER 31,    DECEMBER 31,
                                                      1994            1995
                                                ----------------- ------------
   Pro forma revenue...........................    $6,296,000     $ 9,227,000
   Pro forma net loss..........................    $ (566,000)    $(1,171,000)
   Pro forma net loss per common and common
    equivalent share...........................    $     (.09)    $      (.21)

  These pro forma results are for illustrative purposes only and include certain adjustments, such as additional amortization expense as a result of goodwill and other intangible assets. They do not purport to be indicative of the actual operating results which would have occurred had the transaction been consummated as of those earlier dates, nor are they indicative of results of operations which may occur in the future.

3. INDEBTEDNESS

 Line of Credit

  The Company has a line of credit with a financial institution which provides for maximum available borrowings of $3,000,000. Interest on the line is payable monthly at the bank's prime rate plus .5% (8.75% at December 31, 1996). Borrowings under the line are due on demand and are secured by substantially all assets of the Company, including a $515,000 certificate of deposit. This agreement expires on June 30, 1998. At December 31, 1996, there were no amounts outstanding under the line of credit.

  The line of credit agreement contains various restrictive covenants, the most significant of which include the maintenance of a minimum net worth, a maximum ratio of total liabilities to tangible net worth, a minimum ratio of current assets to current liabilities, and profitability levels.

 Long-term Debt

                                                                DECEMBER 31,
                                                              -----------------
                                                                1995     1996
                                                              -------- --------
Secured term bank loans, due in monthly installments of $615 to $7,237, which includes interest ranging from 7.25% to
 11.55%, with final installments due from March 1998 to
 October 1998 (paid off in December 1996)...................  $344,000      --
Secured, non-interest bearing, term loan from a foreign
 governmental agency, due in annual installments of $50,938,
 with the final installment due in September 1999...........   180,000  186,000
Note payable, due in monthly installments of $883 plus
 interest at 9.5%, with remaining balances due August 2000..    49,000   39,000
Other.......................................................    30,000      --
                                                              -------- --------
                                                               603,000  225,000
Less current portion........................................   218,000  112,000
                                                              -------- --------
                                                              $385,000 $113,000
                                                              ======== ========

                   WHITE PINE SOFTWARE, INC. AND SUBSIDIARY

                               DECEMBER 31, 1996


  Aggregate maturities of long-term debt are as follows: 1997--$112,000; 1998--$61,000; 1999--$45,000; and 2000--$7,000.

  Total interest expense for the years ended December 31, 1996 and 1995, and the nine months ended December 31, 1994, was approximately $37,000, $7,000, and $0, respectively, and is included in other expense.

4. ACCRUED EXPENSES AND OTHER ACCRUED LIABILITIES

  Accrued expenses and other accrued liabilities consisted of the following:

                                                             DECEMBER 31,
                                                         ---------------------
                                                            1995       1996
                                                         ---------- ----------
   Accrued compensation expense and related benefits.... $  684,000 $  798,000
   Pending litigation...................................    293,000    292,000
   Third-party licenses.................................    136,000    523,000
   Other accruals.......................................    535,000    928,000
                                                         ---------- ----------
                                                         $1,648,000 $2,541,000
                                                         ========== ==========

  The Company is a co-defendant in various lawsuits filed in federal and state courts in New York. The lawsuits seek damages for alleged injuries sustained while using products which the plaintiffs assert were designed and manufactured by a predecessor of the Company. Although the Company is defending these claims, exposure is partially limited by insurance and indemnification by the primary contractor. While management believes that losses from these claims are not probable (as defined for purposes of Statement of Financial Accounting Standards No. 5), it has an accrual of approximately $292,000 as of December 31, 1996 for legal fees and potential losses which could arise from such claims. The actual amount of such losses may range from $0 to $8,250,000, which represents the sum of the damages sought by the plaintiffs in such lawsuits.

5. INCOME TAXES

  The Company's deferred tax assets and related valuation allowances are as follows:

                                                            DECEMBER 31,
                                                       ------------------------
                                                          1995         1996
                                                       -----------  -----------
   Deferred tax assets................................ $ 2,700,000  $ 4,200,000
   Valuation allowance for deferred tax assets........  (2,700,000)  (4,200,000)
                                                       -----------  -----------
   Net deferred tax asset............................. $       --   $       --
                                                       ===========  ===========

  Deferred tax assets consist primarily of net operating and capital loss carryforwards and accrued liabilities.

  The Company recorded a valuation allowance of $4,200,000 and $2,700,000 at December 31, 1996 and 1995, respectively, against its deferred tax assets since it is believed to be more likely than not that the net operating loss carryforwards and other temporary differences will not provide a future tax benefit.

  At December 31, 1996, the Company had cumulative federal net operating loss carryforwards of approximately $9,735,000 for income tax purposes. The availability of the net operating loss carryforwards to offset future taxable income is subject to significant annual limitations. The amount available for fiscal 1997 to

                   WHITE PINE SOFTWARE, INC. AND SUBSIDIARY

                               DECEMBER 31, 1996

reduce future federal income taxes payable is limited to approximately $3,100,000. The loss carryforwards expire at various dates through 2011.

6. PROFIT SHARING PLAN

  The Company has a Profit Sharing Plan (the "Plan") under Section 401(k) of the Internal Revenue Code for all employees meeting age and service requirements. Eligible employees may elect to contribute up to 16% of their compensation, subject to limitations established by the Internal Revenue Code. The Company may elect to contribute a discretionary amount to the Plan which would be allocated to the employees based upon the employees' contributions to the Plan. There have been no discretionary contributions to date.

7. LEASE COMMITMENTS

 Operating Leases

  The Company leases its office facilities under various operating leases expiring at various times through fiscal 2001.

  Future minimum annual rental commitments under the lease agreements for the years ending December 31 are as follows:

     1997............................................................ $  353,000
     1998............................................................    352,000
     1999............................................................    343,000
     2000............................................................    319,000
     2001............................................................    268,000
                                                                      ----------
                                                                      $1,635,000
                                                                      ==========

  Total rent expense for the years ended December 31, 1996 and 1995, and the nine months ended December 31, 1994 was approximately $399,000, $292,000, and $200,000, respectively, and is included in general and administrative expenses.

8. SIGNIFICANT CUSTOMERS AND GEOGRAPHICAL SALES

  During the years ended December 31, 1996 and 1995, and the nine months ended December 31, 1994, one customer accounted for approximately 14%, 16%, and 21%, respectively, of the Company's total revenue.

  The Company's sales by geographic locations are summarized in the table below:

                                          NINE MONTHS
                                             ENDED      YEAR ENDED   YEAR ENDED
                                          DECEMBER 31, DECEMBER 31, DECEMBER 31,
                                              1994         1995         1996
                                          ------------ ------------ ------------
     United States and Canada............  $4,404,000   $5,713,000  $ 8,394,000
     Europe..............................     312,000      976,000    1,911,000
     Pacific Rim.........................     249,000      495,000    1,361,000
                                           ----------   ----------  -----------
                                           $4,965,000   $7,184,000  $11,666,000
                                           ==========   ==========  ===========

                   WHITE PINE SOFTWARE, INC. AND SUBSIDIARY

                               DECEMBER 31, 1996


9. STOCKHOLDERS' EQUITY

 Stock Option Plans

  The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

  The Company has various stock option plans which provide for the issuance of incentive and non-qualified stock options. The Board of Directors, which administers the plans, has the authority to determine to whom options may be granted, period of exercise, the option price at the date of grant, and what other restrictions, if any, should apply. In connection with the acquisition of ASC on November 1, 1995, the Board of Directors increased the number of authorized shares reserved under the plans to 970,000 shares and granted 104,500 options to certain ASC employees. The options provide for vesting schedules and allow for special vesting opportunities in the case of job loss due to merger activities.

  Pro forma information regarding net loss and loss per common and common equivalent share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.2% and 6.0%; dividend yields of 0% and 0%; volatility factors of the expected market price of the Company's common stock of .5 and
 .5; and a weighted-average expected life of the option of 4.9 years and 4 years.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for per share information):

                                                                   1995   1996
                                                                  ------ ------
     Pro forma net loss.......................................... $3,543 $3,786
     Pro forma loss per share.................................... $  .65 $  .57

  Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1997.

                   WHITE PINE SOFTWARE, INC. AND SUBSIDIARY

                               DECEMBER 31, 1996


  A summary of the Company's stock option activity, and related information for the nine months and years ended December 31 follows:

                                                     NUMBER OF  WEIGHTED-AVERAGE
                                                      SHARES     EXERCISE PRICE
                                                     ---------  ----------------
   Balance at April 1, 1994.........................   383,342       $0.52
     Granted........................................   338,664        1.01
     Exercised......................................      (417)       1.00
     Cancelled......................................       --          --
                                                     ---------
   Balance at December 31, 1994.....................   721,589        0.75
     Granted........................................   207,548        1.94
     Exercised......................................   (12,861)       0.54
     Cancelled......................................   (33,527)       1.23
                                                     ---------
   Balance at December 31, 1995.....................   882,749        1.01
     Granted........................................   262,350        6.47
     Exercised......................................   (26,511)       1.12
     Cancelled......................................   (30,151)       2.20
                                                     ---------
   Balance at December 31, 1996..................... 1,088,437       $2.29
                                                     =========

  At December 31, 1996, 803,837 stock options outstanding have exercise prices ranging from $0.50 to $2.00. The weighted-average exercise price of these options is $0.93, and the weighted-average remaining contractual life of these options is 6.67 years. Of these options, 704,262 are exercisable at a weighted-average exercise price of $0.82.

  Also at December 31, 1996, 284,600 stock options outstanding have exercise prices ranging from $5.00 to $8.00. The weighted-average exercise price of these options is $6.13, and the weighted-average remaining contractual life of these options is 9.57 years. Of these options, 262,350 were granted during 1996 at a weighted average fair value of $3.21. In addition, 28,389 are exercisable at a weighted-average exercise price of $4.24.

 Recapitalization

  In September 1995, the Company's Board of Directors declared a one-for-ten reverse stock split of the Company's Common Stock that became effective March 18, 1996. All per share amounts and number of shares in the accompanying financial statements have been retroactively adjusted to reflect the reverse stock split.

  On February 29, 1996, the Board of Directors and the stockholders approved an amendment to the Company's charter to authorize 500,000 shares of $5.83 par value common stock and to decrease the number of authorized shares of $.01 par value common stock to 7,500,000 shares.

  On March 19, 1996, the Company entered into a Stock Purchase Agreement with certain investors whereby, for consideration of $2,000,000, the Company issued 343,053 shares of $5.83 par value common stock.

  On April 17, 1996, the Company entered into a Stock Purchase Agreement with an additional investor whereby, for consideration of $300,000, the Company issued 51,458 shares of $5.83 par value common stock.

  In October 1996, the Company filed an amendment and restatement of its charter to, among other things, cause each share of $5.83 par value common stock to be converted into one share of $.01 par value common stock on the closing date of the Company's initial public offering (October 17, 1996).