Form 10QSB
period 1997-04-04
WHITE PINE SOFTWARE INC
filed 1997-05-16
CIK 1006591

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB
   (Mark One)

        |X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended April 4, 1997

        |_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period
             from                 to
                 ---------------   --------

                        Commission File Number: 000-21415



                            WHITE PINE SOFTWARE, INC.
           (Name of Small Business Issuer as Specified in Its Charter)


        Delaware                                       04-3151064
        (State or Other Jurisdiction of                (I.R.S. Employer
        Incorporation or Organization)                 Identification No.)






                 542 Amherst Street, Nashua, New Hampshire 03063
                    (Address of Principal Executive Offices)


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

                                 Yes  x   No
                                     ---     ---

The number of shares outstanding of the Registrant's common stock as of May 7, 1997 was 9,084,315.

Transitional Small Business Disclosure Format (check one):
                                 Yes      No  x
                                     ---     ---

                                TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements:

           Condensed Consolidated Balance Sheets as of April 4, 1997 and December 31, 1996                  3

           Condensed Consolidated Statements of Operations for the three months ended April 4, 1997
           and March 31, 1996                                                                               4

           Condensed Consolidated Statements of Cash Flows for the three months ended April 4, 1997
           and March 31, 1996                                                                               5

           Notes to Condensed Consolidated Financial Statements                                             6

Item 2.    Management's Discussion and Analysis or Plan of Operation                                        9

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                               12

Item 6.    Exhibits and Reports on Form 8-K                                                                13


PART 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                    White Pine Software, Inc. and Subsidiary
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                                         April 4,            December 31,
                                                                           1997                  1996
                                                                        (Unaudited)
                                                                    -------------------   -------------------
Assets
     Current assets:
        Cash and cash equivalents                                   $           20,915    $           23,298
        Accounts receivable, net                                                 1,825                 2,553
        Inventories                                                                 81                   113
        Prepaid expenses and other current assets                                  668                   450
                                                                    -------------------   -------------------
            Total current assets                                                23,489                26,414

     Property and equipment, net                                                 1,174                 1,063
     Third party licenses, net                                                     752                   702
     Goodwill, net                                                                 855                   915
     Other long term assets                                                        233                   310
                                                                    -------------------   -------------------
Total assets                                                        $           26,503    $           29,404
                                                                    ===================   ===================

Liabilities and Stockholders' Equity
     Current liabilities:
        Accounts payable and accrued expenses                       $            2,629    $            2,905
        Deferred revenue                                                           609                   827
        Current portion of long-term debt                                           58                   112
                                                                    -------------------   -------------------
            Total current liabilities                                            3,296                 3,844

     Long term debt, net of current portion                                        104                   113
     Long term portion of accrued third-party licenses                             155                   211
Total stockholders' equity                                                      22,948                25,236
                                                                    -------------------   -------------------
Total liabilities and stockholders' equity                          $           26,503    $           29,404
                                                                    ===================   ===================

See Notes to Condensed Consolidated Financial Statements

                   White Pine Software, Inc. and Subsidiary
          Condensed Consolidated Statements of Operations (Unaudited)
                     (in thousands, except per share data)


                                                            Three Months             Three Months
                                                                Ended                   Ended
                                                           April 4, 1997           March 31, 1996
                                                       -----------------------   --------------------
 Revenue:
      Software license fees                             $               2,263     $            1,780
      Services and other
                                                                          337                    306
                                                       -----------------------   --------------------
         Total revenue                                                  2,600                  2,086

 Cost of revenue                                                          559                    373
                                                       -----------------------   --------------------
 Gross profit                                                           2,041                  1,713

 Operating expenses:
      Sales and marketing                                               2,003                  1,311
      Research and development                                          1,661                    824
      General and administrative                                          951                    487
                                                       -----------------------   --------------------
         Total operating expenses                                       4,615                  2,622
                                                       -----------------------   --------------------

 Income(Loss) from operations                                          (2,574)                  (909)

 Other income, net                                                        233                    (28)
                                                       -----------------------   --------------------

 Income (loss) before provision for income taxes                       (2,341)                  (937)
 Provision for income taxes                                               -                       25
                                                       -----------------------   --------------------
 Net income (loss)                                      $              (2,341)    $             (962)
                                                       =======================   ====================


 Net income (loss) per common and common                $               (0.26)    $            (0.16)
      equivalent share                                 =======================   ====================


 Weighted average number of common and common
      equivalent shares outstanding                                 9,057,740              5,935,776
                                                       =======================   ====================

See Notes to Condensed Consolidated Financial Statements

                   White Pine Software, Inc. and Subsidiary
          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                (in thousands)



                                                                     Three Months             Three Months
                                                                         Ended                    Ended
                                                                     April 4, 1997            March 31, 1996
                                                                -----------------------   ----------------------
Operating activities
Net income (loss)                                                 $            (2,342)      $              (962)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
         Depreciation                                                             103                        91
         Amortization of goodwill and third-party licenses                        168                       182
         Provision of bad debts                                                    24                        12
     Changes in operating assets and liabilities:
         Accounts receivable                                                      686                      (343)
         Inventories                                                               30                        (8)
         Prepaid expenses                                                        (152)                     (219)
         Other assets                                                              (2)                      (22)
         Accounts payable                                                          93                       (51)
         Accrued expenses and other accrued liabilities                          (328)                       68
         Deferred revenue                                                        (211)                      519
                                                                  ---------------------     ---------------------
Net cash used in operating activities                                          (1,931)                     (733)

Investing activities
Purchase of property and equipment, net                                          (227)                     (140)
Purchase of third party licenses, net                                            (158)                      (45)
                                                                  ---------------------     ---------------------
Net cash used in investing activities                                            (385)                     (185)

Financing activities
Proceeds from long-term debt                                                        0                        20
Principal payments on long-term debt                                             (105)                      (23)
Proceeds from common stock issued at $5.83 par value
stock redeemable as $.01 par value stock                                            0                     1,979
Proceeds from common stock issued upon exercise of stock options                   51
                                                                  ---------------------     ---------------------
Net cash provided by (used in) financing activities                               (54)                    1,976

Currency translation effect on cash and cash equivalents                          (13)                        0
                                                                  ---------------------     ---------------------
Net increase (decrease) in cash and cash equivalents                           (2,383)                    1,058
Cash and cash equivalents at beginning of period                               23,298                     1,774
                                                                  ---------------------     ---------------------
Cash and cash equivalents at end of period                        $            20,915       $             2,832
                                                                  =====================     =====================
Supplemental Cash Flow Information
Cash paid for interest                                            $                 3                         7
                                                                  =====================     =====================
Cash paid for taxes                                               $                27                        12
                                                                  =====================     =====================



See Notes to Condensed Consolidated Financial Statements

                    WHITE PINE SOFTWARE, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  April 4, 1997

1.    Basis of Presentation

      The unaudited consolidated financial statements included herein have been prepared by White Pine Software, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto, together with the related information set forth under "Management's Discussion and Analysis or Plan of Operation," contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, File No. 333-9525, filed with the Commission.

   Description of Business

      The Company develops, markets and supports multiplatform desktop multimedia software that facilitates worldwide video and audio communication and data collaboration across the Internet, intranets and other networks that use the Internet Protocol ("IP"). The Company's desktop videoconferencing software products allow users to participate in real-time, multipoint videoconferences over the Internet and intranets. The Company recently introduced WebTerm Toolbox, which allows users to access host applications and data/information from within the browser, as a new suite of products geared to providing Advanced Intranet Solutions to corporations, educational organizations, and government agencies. The Company also offers desktop X Windows and terminal emulation software. The Company's customers include businesses, government organizations, educational institutions and individual consumers. The Company markets and sells its products in the United States, Europe, and the Pacific Rim through distributors, a combination of strategic partners and OEMs, and its direct sales organization, as well as over the Internet. The Company, formerly known as Visual International, Inc., was incorporated in April 1992.


   Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned foreign subsidiary, About Software Corporation S.A. (ASC), and ASC's wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

      The condensed consolidated financial statements at April 4, 1997 and March 31, 1996 are unaudited and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the quarter ended April 4, 1997 are not necessarily indicative of results for the entire year.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


   Fiscal Year

      Effective April 1, 1994, the Company changed its fiscal year end from March 31 to December 31. Effective January 1, 1997, the Company changed its interim fiscal reporting periods from calendar quarters to quarters consisting of thirteen weeks.

   Cash and Cash Equivalents

      Cash and cash equivalents consist of cash on hand and investments in high grade commercial paper having maturities of three months or less when purchased. Commercial paper qualifying as cash equivalents totaled $20,227,000 and $22,440,000 at April 4, 1997 and December 31, 1996, respectively. These investments have been categorized as held to maturity under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, the balances are stated at amortized cost, which approximates fair value, because of the short maturity of these instruments.

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


   Capitalized Software

      Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based upon the Company's product development process, technological feasibility is established upon completion of a commercially viable working model. Costs incurred by the Company between completion of the commercially viable working model and the point at which the product is ready for general release have been capitalized. Such amounts, approximating $115,000 as of April 4, 1997, are included in other assets and are being amortized over a three-year period.


   Foreign Currency Translation

      The financial statements of the Company's foreign subsidiary have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. All balance sheet amounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using average exchange rates. The gains and losses resulting from the changes in exchange rates from the date of acquisition of ASC to April 4, 1997 have been reported separately as a component of stockholders' equity.

      The aggregate transaction gains and losses were insignificant for all periods presented.

   Net Income (Loss) Per Common and Common Equivalent Share

      Net income (loss) per common and common equivalent share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. All shares, options, and warrants issued during the 12-month period prior to the Company's initial public offering consummated on October 17, 1996 have been included in the calculation as if they were outstanding for the fiscal quarter ended March 31, 1996, using the treasury stock method. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants using the treasury stock method.

      In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. SFAS No. 128 addresses the simplification of calculating earnings per share (EPS) and makes it comparable to international EPS standards. It is effective for financial statements for periods ended after December 15, 1997. Early adoption is not permitted; however, prior period EPS amounts will be required to be restated to conform to the provisions of the Statement. The Company's adoption of SFAS No. 128 is not expected to have a material impact on its financial statements.

Item 2.   Management's Discussion and Analysis or Plan of Operation

      This Quarterly Report on Form 10-QSB of White Pine Software, Inc. (the "Company") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS CONTEMPLATED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING CHANGES IN THE COMPANY'S MANAGEMENT DURING THE LAST YEAR, THE COMPANY'S DEPENDENCE ON ONE OR MORE CUSTOMERS FOR A SIGNIFICANT PORTION OF ITS REVENUES, AND SIGNIFICANT AND INCREASING COMPETITION IN THE MARKETS FOR CERTAIN OF THE COMPANY'S PRODUCTS AND SERVICES. CERTAIN OF THESE FACTORS ARE DESCRIBED UNDER "ITEM 1A. Risk Factors" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDING DECEMBER 31, 1996, WHICH IS FILED AS AN EXHIBIT TO THIS QUARTERLY REPORT AND INCORPORATED HEREIN BY REFERENCE.

      EXODUS, WEBTERM, WHITE PINE and 5PM TERM are trademarks of the Company. CU-SEEME is a registered trademark of Cornell Research Foundation, Inc. All other trademarks referred to in this Quarterly Report are the property of their respective owners.

Overview

      The Company develops, markets and supports multiplatform desktop multimedia software that facilitates worldwide video and audio communication and data collaboration across the Internet, intranets and other networks that use the Internet Protocol ("IP"). The Company's desktop videoconferencing software products, Enhanced CU-SeeMe and the White Pine Reflector, create a client-server solution that allows users to participate in real-time, multipoint videoconferences over the Internet and intranets. The Company recently introduced WebTerm Toolbox, which allows users to access host applications from within the browser, as a new suite of products geared to providing Advanced Intranet Solutions to corporations, educational organizations and government agencies. The Company also offers its eXodus line of desktop X Windows software, which enables seamless interoperability between local and remote environments, and its 5PM line of terminal emulation software, which provides desktop access to data and applications residing on enterprise legacy systems.

      In June 1995, as a part of its continuing plan to focus on software connectivity products, the Company entered into the License Agreement with the Cornell Research Foundation, Inc., which granted to the Company the exclusive worldwide right to develop, modify, market, distribute and sublicense commercial versions of Freeware CU-SeeMe and its related software-only multipoint conferencing server. The Company commenced shipments of the initial commercial versions of Enhanced CU-SeeMe and the White Pine Reflector in March 1996 and May 1996, respectively. The Company anticipates that its revenue growth, if any, will depend on increased sales of Enhanced CU-SeeMe and the White Pine Reflector and on sales of its next generation CU-SeeMe client and MeetingPoint multimedia server as well as new software connectivity products, such as WebTerm and WebTerm X, for the Internet and intranets. Accordingly, the Company intends to devote a substantial portion of its research and development and sales and marketing resources to technologies related to the Internet and intranets.

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

      Effective April 1, 1994, the Company changed its fiscal year end from March 31 to December 31. Effective January 1, 1997, the Company changed its interim fiscal reporting periods from calendar quarters to quarters consisting of thirteen weeks.


Results of Operations

      The following table sets forth line items from the Company's statement of operations as percentages of total revenue for the quarters ended April 4, 1997 and March 31, 1996.

                                                           Fiscal quarter ended
                                                           --------------------
                                                           April 4,   March 31,
                                                             1997       1996
                                                            ------     ------
Revenue:
     Software license fees...............................    87.0%      85.3%
     Services and other..................................     13.0       14.7
                                                              ----       ----
          Total revenue..................................    100.0      100.0
Cost of revenue..........................................     21.5       17.9
Gross profit.............................................     78.5       82.1
                                                              ----       ----
Operating expenses:
     Sales and marketing.................................     77.0       62.7
     Research and development............................     63.9       39.5
     General and administrative..........................     36.6       23.4
                                                              ----       ----
          Total operating expenses.......................    177.5      125.6
                                                             -----      -----
Loss from operations.....................................   (99.0)     (43.5)
Interest income and other, net...........................      9.0      (1.3)
Provision for income taxes...............................      0.0        1.2
                                                               ---        ---
Net loss.................................................  (90.0)%    (46.1)%
                                                           =======    =======

      Revenue. Total revenue increased by 25% to $2,600,000 in the quarter ended April 4, 1997 from $2,086,000 in the quarter ended March 31, 1996. The increase resulted primarily from revenue generated from Enhanced CU-SeeMe since its introduction in March 1996, and, to a lesser extent, the introduction of WebTerm in the fourth quarter of fiscal 1996. These increases were offset in part by a decrease of approximately $700,000 in sales of the Company's legacy product lines including eXodus X-servers and certain text emulator products. Total revenue was adversely affected by a delay in the shipping of CU-SeeMe 3.0, which is expected to begin shipping over the Internet in the second quarter, as well as increased competition from other software-only desktop videoconferencing products. In addition, sales of the newly introduced WebTerm products were lower than expected, as a result of longer than anticipated sales cycles.

      Revenue from sales outside the United States comprised 30% and 33% of total revenue for the quarters ended April 4, 1997 and March 31, 1996, respectively. The decrease in the percentage of revenue from sales outside the United States for the quarter ended April 4, 1997 was principally due to the increased sales volume within the United States.

      Cost of Revenue. Cost of revenue consists principally of costs of product media, manuals, packaging materials, product localization for international markets, duplication and shipping, as well as royalties and associated amortization of paid license fees relating to third-party software included in the Company's products.

      Cost of revenue as a percentage of total revenue increased to 22% for the quarter ended April 4, 1997 as compared to 18% for the quarter ended March 31, 1996. The percentage increase resulted primarily from the higher cost of revenue attributable to the Enhanced CU-SeeMe product line as compared to the Company's other products. Certain third-party software incorporated within Enhanced CU-SeeMe bears higher royalty rates than the software incorporated in the Company's other product lines and also requires payment of upfront fees that are amortized over the respective periods of the software licenses. The Company intends to continue its strategy of improving the features and functionality of its products, particularly Enhanced CU-SeeMe, through the incorporation of third-party software and industry standards and, as a result, the cost of revenue as a percentage of total revenue may continue to fluctuate.

      Sales and Marketing. Sales and marketing expense consists primarily of costs associated with sales and marketing personnel, sales commissions, trade shows, advertising and promotional materials. Sales and marketing expense increased by 53% to $2,003,000 in the quarter ended April 4, 1997 from $1,310,000 in the quarter ended March 31, 1996, and increased as a percentage of total revenue to 77% in the quarter ended April 4, 1997 from 63% in the quarter ended March 31, 1996.

      The dollar and percentage increases in sales and marketing expense for the quarter ended April 4, 1997 were attributable primarily to the strengthening of the Company's sales and marketing organization through the hiring of additional personnel in channel development, marketing communication, technical support and sales.

      Research and Development. Research and development expense consists primarily of costs of personnel and equipment. Research and development expense increased by 102% to $1,661,000 in the quarter ended April 4, 1997 from $824,000 in the quarter ended March 31, 1996; research and development expense represented 64% and 40% of total revenue for the quarters ended April 4, 1997 and March 31, 1996, respectively.

      The dollar and percentage increases in research and development expenses for the quarter ended April 4, 1997 were predominantly due to the hiring of additional personnel for the MeetingPoint product development team and, to a lesser extent, expenses associated with the utilization of contracted engineering services.

      General and Administrative. General and administrative expense consists of administrative, financial and general management activities, including legal, accounting and other professional fees. General and administrative expense increased by 95% to $951,000 in the quarter ended April 4, 1997 from $487,000 in the quarter ended March 31, 1996 and increased as a percentage of total revenue to 37% in the quarter ended April 4, 1997 from 23% in the same quarter in the prior year.

      The dollar and percentage increases in general and administrative expenses for the quarter ended April 4, 1997 were attributable primarily to the Company's transition from a private to a publicly held company, including (i) increases in outside legal, audit, and investor relations fees, and (ii) headcount additions required to strengthen and support the Company's infrastructure, including its internal finance organization.

      Provision for Income Taxes. The Company's provision for income taxes consists of federal alternative minimum taxes and state and foreign income taxes. The Company expects that its effective tax rate for the foreseeable future will be lower than the combined federal and state statutory rate primarily as a result of the realization of net operating loss carryforwards.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

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

      In May 1993, VTI's product liability coverage terminated. Certain of the RSI Suits appear to be based on claims that allegedly arose after May 1993, and therefore may be uninsured. The insurers for VTI, the Company and others (the "Insurers") are defending the RSI Suits under a reservation of rights. To date, the Company's proportionate share of the defense costs of the RSI Suits has not been material. There can be no assurance, however, that the Company will not incur material legal expenses defending the RSI Suits. The Company has a reserve of approximately $291,000 in connection with the RSI Suits, based upon the Company's belief that (i) certain of the RSI Suits are covered by product liability insurance, (ii) the Company is contractually indemnified by Lockheed Electronics Corporation and/or Key Tronics Corporation against all or a portion of the damages to which the Company may be subject and (iii) the Company has defenses to substantially all of the claims under the RSI Suits. Although the Company believes that its reserve for the RSI Suits is adequate, there can be no assurance that the Company's liabilities under the RSI Suits will not substantially exceed that reserve. New York Telephone and others may continue to use certain of the Keyboards and, accordingly, there can be no assurance that additional product liability claims will not be asserted against the Company in the future.

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

      From time to time, the Company may be exposed to litigation arising out of its products, services and operations. As of the date of filing of this Quarterly Report on Form 10-QSB, the Company is not engaged in any legal proceedings of a material nature, other than the RSI Suits.

Item 6.   Exhibits and Reports on Form 8-K

     (a) Exhibits

  Exhibit No.                             Description
 ------------  -----------------------------------------------------------------
  11.1         Statement re computation of per share earnings

  27.1         Financial Data Schedule for fiscal quarter ended April 4, 1997

  99.1         Risk Factors as excerpted from pages 17 to 28 of the Company's
               Annual Report on Form 10-KSB for the fiscal year ended
               December 31, 1996

     (b) Reports on Form 8-K

          None.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of May 16, 1997.


                                      WHITE PINE SOFTWARE, INC.



                                      By:       /s/ HOWARD R. BERKE
                                         -------------------------------------
                                                    Howard R. Berke
                                         President and Chief Executive Officer


                                      By:      /s/ CHRISTINE J. COX
                                         -------------------------------------
                                                   Christine J. Cox
                                                 Corporate Controller
                                    (Principal Financial and Accounting Officer)