Form 10QSB
period 1997-07-04
WHITE PINE SOFTWARE INC
filed 1997-08-18
CIK 1006591

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB
 (Mark One)

   X    Quarterly report under Section 13 or 15(d) of the Securities Exchange
  ---   Act of 1934 for the quarterly period ended July 4, 1997

        Transition report under Section 13 or 15(d) of the Securities Exchange
  ---   Act of 1934 for the transition period from _________ to ___________


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

The number of shares outstanding of the Registrant's common stock as of August 8, 1997 was 9,165,669.

Transitional Small Business Disclosure Format (check one):
                Yes       No  X
                   ---       ---

                               TABLE OF CONTENTS

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

         Condensed Consolidated Balance Sheets as of July 4, 1997
         and December 31,1996..........................................      3

         Condensed Consolidated Statements of Operations for the
         three and six months ended July 4, 1997 and June 30, 1996.....      4

         Condensed Consolidated Statements of Cash Flows for the six
         months ended July 4, 1997 and June 30, 1996...................      5

         Notes to Condensed Consolidated Financial Statements..........      6

Item 2.  Management's Discussion and Analysis or Plan of Operation.....      9

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ............................................     13

Item 6.  Exhibits and Reports on Form 8-K .............................     14


PART 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                    White Pine Software, Inc. and Subsidiary
                Condensed Consolidated Balance Sheets (Unaudited)
                                 (in thousands)

                                                              July 4,        December 31,
                                                               1997              1996
                                                           -----------       -----------
Assets
      Current assets:
          Cash and cash equivalents                         $   18,006        $   23,298
          Accounts receivable, net                               1,494             2,553
          Inventories                                              130               113
          Prepaid expenses and other current assets              1,644               450
                                                           -----------       -----------
              Total current assets                              21,274            26,414

      Property and equipment, net                                1,327             1,063
      Third-party licenses, net                                    591               702
      Goodwill, net                                                795               915
      Other long-term assets                                       218               310
                                                           -----------       -----------
Total assets                                                $   24,205        $   29,404
                                                           ===========       ===========
Liabilities and stockholders' equity
      Current liabilities:
          Accounts payable and accrued expenses             $    3,103        $    2,905
          Deferred revenue                                         358               827
          Current portion of long-term debt                         41               112
                                                           -----------       -----------
              Total current liabilities                          3,502             3,844

      Long term debt, net of current portion                        98               113
      Long-term portion of accrued third-party licenses            110               211
Total stockholders' equity                                      20,495            25,236
                                                           -----------       -----------
Total liabilities and stockholders' equity                  $   24,205        $   29,404
                                                           ===========       ===========

See Notes to Condensed Consolidated Financial Statements

                   White Pine Software, Inc. and Subsidiary
          Condensed Consolidated Statements of Operations (Unaudited)
                     (in thousands, except per share data)


                                                                     Three Months Ended                     Six Months Ended
                                                              July 4, 1997       June 30, 1996      July 4, 1997      June 30, 1996
                                                               -----------        -----------        -----------        -----------
 Revenue:
       Software license fees                                   $     2,312        $     2,524        $     4,575        $     4,304
       Services and other                                              313                250                650                556
                                                               -----------        -----------        -----------        -----------
             Total revenue                                           2,625              2,774              5,225              4,860

Cost of revenue                                                        461                548              1,020                921
                                                               -----------        -----------        -----------        -----------
Gross profit                                                         2,164              2,226              4,205              3,939

Operating expenses:
       Sales and marketing                                           2,081              1,500              4,085              2,810
       Research and development                                      1,586                877              3,247              1,701
       General and administrative                                      603                796              1,554              1,283
       Restructuring                                                   661                -                  661                  -
                                                               -----------        -----------        -----------        -----------
             Total operating expenses                                4,931              3,173              9,547              5,794
                                                               -----------        -----------        -----------        -----------

Loss from operations                                                (2,767)              (947)            (5,342)            (1,855)

Other income, net                                                      279                 51                513                 23
                                                               -----------        -----------        -----------        -----------

Loss before provision for income taxes                              (2,488)              (896)            (4,829)            (1,832)
Provision for income taxes                                             -                   30                -                   56
                                                               -----------        -----------        -----------        -----------
Net loss                                                       ($    2,488)       ($      926)       ($    4,829)       ($    1,888)
                                                               ===========        ===========        ===========        ===========


Net loss per common and common                                 ($     0.27)       ($     0.16)       ($     0.53)       ($     0.32)
                                                               ===========        ===========        ===========        ===========
       equivalent share

Weighted average number of common and common
       equivalent shares outstanding                             9,096,989          5,901,982          9,077,046          5,901,050
                                                               ===========        ===========        ===========        ===========

See Notes to Condensed Consolidated Financial Statements

                   White Pine Software, Inc. and Subsidiary
         Condensed  Consolidated Statements of Cash Flows (Unaudited)
                                (in thousands)

                                                                                                   Six Months     Six Months
                                                                                                      Ended          Ended
                                                                                                   July 4, 1997  June 30, 1996
                                                                                                   -----------     ----------
Operating activities
Net loss                                                                                           $    (4,829)    $   (1,888)
Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation                                                                                        219            204
       Amortization of goodwill and third-party licenses                                                   380            372
       Provision for bad debts                                                                              46              9
       Changes in operating assets and liabilities:
             Accounts receivable                                                                           986           (252)
             Inventories                                                                                   (20)            36
             Prepaid expenses                                                                           (1,062)          (291)
             Other assets                                                                                  (59)           (88)
             Accounts payable                                                                              294             71
             Accrued expenses and other accrued liabilities                                               (556)          (208)
             Accrued restructuring liability                                                               529              -
             Deferred revenue                                                                             (457)           458
                                                                                                   -----------     ----------
Net cash used in operating activities                                                                   (4,529)        (1,577)

Investing activities
Purchase of property and equipment, net                                                                   (504)          (303)
Purchase of third-party licenses, net                                                                     (149)           (30)
                                                                                                   -----------     ----------
Net cash used in investing activities                                                                     (653)          (333)

Financing activities
Proceeds from long-term debt                                                                                 -             23
Principal payments on long-term debt                                                                      (168)           (96)
Proceeds from common stock issued at $5.83 par value stock redeemable as $.01 par value stock                -          2,239
Proceeds from common stock issued upon exercise of stock options                                            88              -
                                                                                                   -----------     ----------
Net cash provided by (used in) financing activities                                                        (80)         2,166

Currency translation effect on cash and cash equivalents                                                   (30)             1
                                                                                                   -----------     ----------
Net increase (decrease) in cash and cash equivalents                                                    (5,292)           257
Cash and cash equivalents at beginning of period                                                        23,298          1,774
                                                                                                   -----------     ----------
Cash and cash equivalents at end of period                                                         $    18,006     $    2,031
                                                                                                   ===========     ==========

See Notes to Condensed Consolidated Financial Statements

                   WHITE PINE SOFTWARE, INC. AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 July 4, 1997

1.   Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by White Pine Software, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the condensed consolidated financial statements and notes thereto, together with the related information set forth under "Management's Discussion and Analysis or Plan of Operation," contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 filed with the Commission.

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

The condensed consolidated financial statements at and for the periods ended July 4, 1997 and June 30, 1996 are unaudited and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the six months ended July 4, 1997 are not necessarily indicative of results for the entire year.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and investments in high grade commercial paper having maturities of three months or less when purchased. Commercial paper qualifying as cash equivalents totaled $17,020,000 and $22,440,000 at July 4, 1997 and December 31, 1996, respectively. These investments have been categorized as held to maturity under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, the balances are stated at amortized cost, which approximates fair value, because of the short maturity of these instruments.

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

Foreign Currency Translation

The financial statements of the Company's foreign subsidiary have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. All balance sheet amounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using average exchange rates. The gains and losses resulting from the changes in exchange rates from the date of acquisition of ASC to July 4, 1997 have been reported separately as a component of stockholders' equity.

The aggregate transaction gains and losses were insignificant for all periods presented.

Loss Per Common and Common Equivalent Share

Net loss per common and common equivalent share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. All shares, options, and warrants issued during the 12-month period prior to the Company's initial public offering consummated on October 17, 1996 have been included in the calculation as if they were outstanding for the fiscal quarter ended June 30,

1996, using the treasury stock method. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants using the treasury stock method.

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

Restructuring Charge

In the fiscal quarter ended July 4, 1997, the Company reorganized its operations and recorded a restructuring charge in the amount of $661,000 as a result of a change in senior management and a reduction in its workforce. This amount consisted primarily of severance payments, outplacement expenses, and related fees for 26 employees who were laid off at the quarter end. The reorganization reflects the Company's decision to focus its resources on its web-based conferencing and connectivity products, and to terminate support, development, and sales of certain older product lines.

Item 2.  Management's Discussion and Analysis or Plan of Operation

This Quarterly Report on Form 10-QSB of White Pine Software, Inc. (the "Company") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS CONTEMPLATED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING CHANGES IN THE COMPANY'S MANAGEMENT DURING THE LAST YEAR, THE COMPANY'S DEPENDENCE ON ONE OR MORE CUSTOMERS FOR A SIGNIFICANT PORTION OF ITS REVENUES, AND SIGNIFICANT AND INCREASING COMPETITION IN THE MARKETS FOR CERTAIN OF THE COMPANY'S PRODUCTS AND SERVICES. CERTAIN OF THESE FACTORS ARE DESCRIBED UNDER "ITEM 1A. Risk Factors" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDING DECEMBER 31, 1996, WHICH ITEM IS FILED AS AN EXHIBIT TO THIS QUARTERLY REPORT AND INCORPORATED HEREIN BY REFERENCE.

EXODUS, MEETINGPOINT, WEBTERM, WHITE PINE and 5PM TERM are trademarks of the Company. CU-SEEME is a registered trademark of Cornell Research Foundation, Inc. All other trademarks referred to in this Quarterly Report are the property of their respective owners.

Overview.  The Company develops, markets and supports multiplatform desktop
--------
multimedia software that facilitates worldwide video and audio communication and data collaboration across the Internet, intranets and other networks that use the Internet Protocol ("IP"). The Company's desktop videoconferencing software products, CU-SeeMe and the White Pine Reflector, create a client-server solution that allows users to participate in real-time, multipoint videoconferences over the Internet and intranets. The Company recently introduced WebTerm Toolbox, which allows users to access host applications from within the browser, as a new suite of products geared to providing Advanced Intranet Solutions to corporations, educational organizations and government agencies. The Company also offers its eXodus line of desktop X Windows software, which enables seamless interoperability between local and remote environments, and its 5PM line of terminal emulation software, which provides desktop access to data and applications residing on enterprise legacy systems.

In June 1995, as a part of its continuing plan to focus on software connectivity products, the Company entered into the License Agreement with the Cornell Research Foundation, Inc. (the "Foundation"), which granted to the Company the exclusive worldwide right to develop, modify, market, distribute and sublicense commercial versions of Freeware CU-SeeMe and its related software-only multipoint conferencing server. The Company commenced shipments of the initial commercial versions of its Enhanced CU-SeeMe and the White Pine Reflector in March 1996 and May 1996, respectively. The Company anticipates that its revenue growth, if any, will depend on increased sales of CU-SeeMe and the White Pine Reflector and on sales of its next generation CU-SeeMe client and MeetingPoint multimedia server for the Internet and intranets. Accordingly, the Company intends to devote a substantial portion of its research and development and sales and marketing resources to technologies related to videoconferencing.

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

On May 22, 1997, the Company renegotiated the terms of its License Agreement with the Foundation. The principle changes to the agreement were a $1,000,000 prepayment of royalties by the Company to the Foundation, and a decrease in the level of royalties based on revenue. The renegotiated terms are retroactive to January 1, 1997.

The Company is still subject to certain minimum royalty payments.

Results of Operations.  The following table sets forth line items from the
---------------------
Company's statement of operations as percentages of total revenue for the three and six months ended July 4, 1997 and June 30, 1996.

                                     Three months ended       Six months ended
                                   ----------------------   --------------------
                                     July 4,    June 30,     July 4,   June 30,
                                       1997        1996        1997       1996
                                   ----------------------   --------------------
Revenue:
   Software license fees               88.1%       91.0%       87.6%     88.6%
   Services and other                  11.9         9.0        12.4      11.4
                                   ----------------------   --------------------
      Total revenue                   100.0       100.0       100.0     100.0

Cost of revenue                        17.6        19.7        19.5      18.9
                                   ----------------------   --------------------
Gross profit                           82.4        80.3        80.5      81.1

Operating expenses:
   Sales and marketing                 79.2        54.1        78.3      57.8
   Research and development            60.4        31.6        62.1      35.0
   General and administrative          23.0        28.7        29.7      26.5
   Restructuring                       25.2        --          12.6      --
                                   ----------------------   --------------------
      Total operating expenses        187.8       114.4       182.7     119.3

Loss from operations                 (105.4)      (34.1)     (102.2)    (38.2)
Interest income and other, net         10.6         1.8         9.8        .5
Provision for income taxes              0.0         1.1         0.0       1.1
                                   ----------------------   --------------------
Net loss                              (94.8)%     (33.4)%     (92.4)%   (38.8)%
                                      =======     =======     =======   =======

Revenue. Total revenue decreased by 5% to $2,625,000 in the quarter ended July
-------
4, 1997 from $2,774,000 in the quarter ended June 30, 1996. Total revenue increased by 8% to $5,225,000 in the six months ended July 4, 1997 from $4,860,000 in the six months ended June 30, 1996. The changes in total revenue reflect the combination of increased revenues generated from CU-SeeMe since its introduction in March 1996 offset by decreasing text emulator and eXodus X-server product revenues. CU-SeeMe and Reflector revenue increased 165% to $2,837,000 in the six months ended July 4, 1997 from $1,072,000 in the comparable period in the prior year. Emulator revenues decreased 53% to $676,000 in the six months ended July 4, 1997 from $1,429,000 in the six months ended June 30, 1996. Total revenue for the six-month period ended July 4, 1997 was adversely affected by a delay in the initial shipping of CU-SeeMe 3.0, which began shipping late in the second quarter. In addition, sales of the recently introduced WebTerm products were lower than expected, as a result of longer than anticipated sales cycles.

Revenue from sales outside the United States comprised 28% and 31% of total revenue for the quarters ended July 4, 1997 and June 30, 1996, respectively. Revenue from sales outside the United States comprised 29% and 32% of total revenue for the six month periods ended July 4, 1997 and June 30, 1996, respectively. The decrease in the percentage of revenue from sales outside the United States was principally due to a 14% decrease in sales in Europe to $892,000, partially offset by a 28% increase in sales to $524,000 in the Asia Pacific region for the six month period ended July 4, 1997.

Cost of Revenue.  Cost of revenue consists principally of costs of product
---------------
media, manuals, packaging materials, product localization for international markets, duplication and shipping, as well as royalties and associated amortization of paid license fees relating to third-party software included in the Company's products.

Cost of revenue as a percentage of total revenue decreased to 18% for the quarter ended July 4, 1997 from 20% for the quarter ended June 30, 1996. The percentage decrease resulted primarily from the reduced royalty payments under the revised License Agreement with the Cornell Research Foundation, Inc.

Certain third-party software incorporated within CU-SeeMe bears higher royalty rates than the software incorporated in the Company's other product lines and also requires payment of upfront fees that are amortized over the respective periods of the software licenses. The Company intends to continue its strategy of improving the features and functionality of its products, particularly CU-SeeMe, through the incorporation of third-party software and industry standards and, as a result, the cost of revenue as a percentage of total revenue may continue to fluctuate.

Sales and Marketing.  Sales and marketing expense consists primarily of costs
-------------------
associated with sales and marketing personnel, sales commissions, trade shows, advertising and promotional materials. Sales and marketing expense increased by 39% to $2,081,000 in the quarter ended July 4, 1997 and by 45% to $4,085,000 in the six months ended July 4, 1997, as compared to the respective periods in the prior year. Sales and marketing expense increased as a percentage of total revenue to 79% in the quarter ended July 4, 1997 from 54% in the quarter ended June 30, 1996. Total sales and marketing expense increased as a percentage of total revenue to 78% in the six months ended July 4, 1997 from 58% in the comparable period for the prior year.

The dollar and percentage increases in sales and marketing expense for the quarter ended July 4, 1997 were attributable primarily to the hiring of additional sales and marketing personnel in channel development, marketing communication, technical support and sales, as well as increased trade show activity in the quarter ended July 4, 1997.

Research and Development.  Research and development expense consists primarily
------------------------
of costs of personnel and equipment. Research and development expense increased by 81% to $1,586,000 in the quarter ended July 4, 1997 from $877,000 in the
quarter ended June 30, 1996.   Research and development expense increased 91% to
$3,247,000 in the six month period ended July 4, 1997 from $1,701,000 in the same period in the prior year. Total research and development expense represented 60% and 32% of total revenue for the quarters ended July 4, 1997 and June 30, 1996, respectively, and represented 62% and 35% of total revenue for the six months ended July 4,1997 and June 30, 1996, respectively.

The dollar and percentage increases in research and development expenses for both the quarter and six months ended July 4, 1997 were predominantly due to the hiring of additional personnel for the MeetingPoint product development team and, to a lesser extent, expenses associated with the utilization of contracted engineering services.

General and Administrative.  General and administrative expense consists of
--------------------------
administrative, financial and general management activities, including legal, accounting and other professional fees. General and administrative expense decreased by 24% and increased 21% in the three and six months ended July 4, 1997, respectively, from $796,000 and $1,283,000 in the three and six months ended June 30, 1996, respectively. General and administrative expense decreased as a percentage of total revenue to 23% in the quarter ended July 4, 1997 from 29% in the same quarter in the prior year. General and administrative expense increased as a percentage of total revenue to 30% from 26% in the six month periods ended July 4, 1997 and June 30, 1996, respectively.

The dollar and percentage decreases in general and administrative expenses for the quarter ended July 4, 1997 were attributable primarily to legal, audit, and investor relations expenses in the quarter ended June 30, 1996, incurred prior to the Company's public offering in October 1996. The dollar and percentage increases in general and administrative expenses for the six months ended July 4, 1997 were due predominantly to increased headcount and legal fees attributable to the Company's transition from a private to a publicly held company.

Restructuring Charge. In the quarter ended July 4, 1997, the Company reorganized
--------------------
its operations and recorded a restructuring charge in the amount of $661,000 as a result of a change in senior management and a reduction in its workforce. This amount consisted primarily of severance payments, outplacement expenses, and related fees for 26 employees who were laid off at the quarter end. The reorganization reflects the Company's decision to focus its resources on its web-based conferencing and connectivity products, and to terminate support, development, and sales of certain older product lines. These discontinued product lines include TGraf terminal emulators, and Communication Tools for Macintosh such as Mac320 and FTPcs.

The Company will incur a cash outlay of nearly $500,000 in the next two quarters resulting from the charge.

Provision for Income Taxes.  The Company's provision for income taxes consists
--------------------------
of federal alternative minimum taxes and state and foreign income taxes. The Company expects that its effective tax rate for the foreseeable future will be lower than the combined federal and state statutory rate primarily as a result of the realization of net operating loss carryforwards.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is a defendant in 8 lawsuits pending in New York federal and state courts (the "RSI Suits") in which the plaintiffs claim to suffer from carpal tunnel syndrome, or "repetitive stress injuries," as a result of having used computer keyboards (the "Keyboards") that are alleged to have been defectively designed. The Keyboards were supplied, and possibly designed and manufactured, by Ontel Corporation. The assets of Ontel Corporation were purchased in 1982 by Visual Technology, Inc. ("Visual"), a predecessor of Visual T.I., Inc. ("VTI"), which in turn is a predecessor of the Company. The RSI Suits, which seek money damages, were brought from February 1992 to June 1996 by employees of New York Telephone, which purchased the Keyboards from Lockheed Electronics Corporation. One or more of Visual, Ontel Corporation, Lockheed Electronics Corporation and Key Tronics Corporation, a subcontractor for certain of the Keyboards, are named as co-defendants in certain of the RSI Suits. New York Telephone employees have also commenced 38 suits that name as defendants only Visual and/or Ontel Corporation. The Company could be named as a defendant in these cases. None of the RSI Suits has reached trial and additional information detrimental to the Company could be developed in the course of discovery.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit No.      Description
              ----------       -----------

              11.1             Statement re computation of per share earnings

              27.1             Financial Data Schedule for fiscal quarter ended
                               July 4, 1997

              99.1 Risk Factors as excerpted from pages 17 to 28 of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

         (b)  Reports on Form 8-K

              None.

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of August 18, 1997.

                                            WHITE PINE SOFTWARE, INC.


                                            By: /s/ KILLKO A. CABALLERO
                                               ---------------------------------
                                               Killko A. Caballero
                                               President and Director



                                            By: /s/ CHRISTINE J. COX
                                               ---------------------------------
                                               Christine J. Cox
                                               Vice President - Finance and
                                               Principal Financial and
                                               Accounting Officer