Form 10QSB
period 1997-10-03
WHITE PINE SOFTWARE INC
filed 1997-11-14
CIK 1006591

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
   (Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 3, 1997

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to ___________


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

                   Yes  X     No
                       ---       ---

The number of shares outstanding of the Registrant's common stock as of November 10, 1997 was 9,250,987.

Transitional Small Business Disclosure Format (check one):
                    Yes       No  X
                        ---      ---

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

         Condensed Consolidated Balance Sheets as of October 3, 1997 and December 31,1996.........  3

         Condensed Consolidated Statements of Operations for the three and nine months ended
         October 3, 1997 and September 30, 1996...................................................  4

         Condensed Consolidated Statements of Cash Flows for the nine months ended
         October 3, 1997 and September 30, 1996...................................................  5

         Notes to Condensed Consolidated Financial Statements.....................................  6

Item 1a. Risk Factors.............................................................................  8

Item 2.  Management's Discussion and Analysis or Plan of Operation................................  9

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings........................................................................  13

Item 6.  Exhibits and Reports on Form 8-K.........................................................  14

PART 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                   White Pine Software, Inc. and Subsidiary
               Condensed Consolidated Balance Sheets (Unaudited)
                                (in thousands)


                                                                  October 3,                December 31,
                                                                     1997                      1996
                                                             ----------------------    ----------------------
Assets
       Current assets:
           Cash and cash equivalents                         $              16,019     $              23,298
           Accounts receivable, net                                          1,958                     2,553
           Inventories                                                          87                       113
           Prepaid expenses and other current assets                         1,904                       450
                                                             ----------------------    ----------------------
                       Total current assets                                 19,968                    26,414

       Property and equipment, net                                           1,302                     1,063
       Third party licenses, net                                               754                       702
       Goodwill, net                                                           736                       915
       Other long term assets                                                  218                       310
                                                             ----------------------    ----------------------
Total assets                                                 $              22,978     $              29,404
                                                             ======================    ======================

Liabilities and stockholders' equity
   Current liabilities:
           Accounts payable and accrued expenses             $               2,756     $               2,905
           Deferred revenue                                                    273                       827
           Current portion of long-term debt                                    55                       112
                                                             ----------------------    ----------------------
                       Total current liabilities                             3,084                     3,844

       Long term debt, net of current portion                                   35                       113
       Long term portion of accrued third-party licenses                       110                       211
Total stockholders' equity                                                  19,749                    25,236
                                                             ----------------------    ----------------------
Total liabilities and stockholders' equity                   $              22,978     $              29,404
                                                             ======================    ======================


See Notes to Condensed Consolidated Financial Statements

                   White Pine Software, Inc. and Subsidiary
          Condensed Consolidated Statements of Operations (Unaudited)
                     (in thousands, except per share data)

                                                                 Three Months Ended
                                                       October 3, 1997      September 30, 1996
                                                     --------------------  ----------------------
 Revenue:
        Software license fees                        $             2,534   $               2,810
        Services and other                                           338                     279
                                                     --------------------  ----------------------
                 Total revenue                                     2,872                   3,089

 Cost of revenue                                                     343                     597
                                                     --------------------  ----------------------
 Gross profit                                                      2,529                   2,492

 Operating expenses:
        Sales and marketing                                        1,810                   1,672
        Research and development                                   1,298                   1,007
        General and administrative                                   519                     778
        Restructuring                                                  -                       -
                                                     --------------------  ----------------------
                 Total operating expenses                          3,627                   3,457
                                                     --------------------  ----------------------

 Loss from operations                                             (1,098)                   (965)

 Other income, net                                                   230                      15
                                                     --------------------  ----------------------

 Loss before provision for income taxes                             (868)                   (950)
 Provision for income taxes                                            7                      20
                                                     --------------------  ----------------------
 Net loss                                            $              (875)  $                (970)
                                                     ====================  ======================

 Net loss per common and common
        equivalent share                             $             (0.10)  $               (0.16)
                                                     ====================  ======================

 Weighted average number of common and common
        equivalent shares outstanding                          9,168,921               6,005,227
                                                     ====================  ======================
                                                                  Nine Months Ended
                                                        October 3, 1997      September 30, 1996
                                                     --------------------  ----------------------
 Revenue:
        Software license fees                        $             7,108   $               7,114
        Services and other                                           989                     835
                                                     --------------------------------------------
                 Total revenue                                     8,097                   7,949

 Cost of revenue                                                   1,363                   1,518
                                                       ------------------------------------------
 Gross profit                                                      6,734                   6,431

 Operating expenses:
        Sales and marketing                                        5,895                   4,482
        Research and development                                   4,545                   2,707
        General and administrative                                 2,073                   2,062
        Restructuring                                                661                       -
                                                       ------------------ -----------------------
                 Total operating expenses                         13,174                   9,251
                                                       ------------------ -----------------------

 Loss from operations                                             (6,440)                 (2,820)

 Other income, net                                                   743                      38
                                                       ------------------------------------------

 Loss before provision for income taxes                           (5,697)                 (2,782)
 Provision for income taxes                                            7                      76
                                                       ------------------------------------------
 Net loss                                              $          (5,704)      $          (2,858)
                                                       ==========================================

 Net loss per common and common
        equivalent share                               $           (0.63)      $           (0.48)
                                                       =========================================

 Weighted average number of common and common
        equivalent shares outstanding                          9,107,338               5,935,776
                                                       =========================================

 See Notes to Condensed Consolidated Financial Statements

                   White Pine Software, Inc. and Subsidiary
          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                (in thousands)

                                                                                      Nine Months          Nine Months
                                                                                         Ended                Ended
                                                                                       October 3           September 30
                                                                                         1997                 1996
                                                                                    ----------------    ------------------
Operating activities
Net loss                                                                             $       (5,704)       $       (2,858)
Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation                                                                            334                   306
        Amortization of goodwill and third-party licenses                                       511                   581
        Provision for bad debts                                                                 (45)                   85
        Changes in operating assets and liabilities:
               Accounts receivable                                                              610                (1,027)
               Inventories                                                                       22                    61
               Prepaid expenses                                                              (1,328)                 (734)
               Other assets                                                                     (55)                  (58)
               Accounts payable and accrued expenses                                            (81)                  837
               Deferred revenue                                                                (541)                  369
                                                                                    ----------------    ------------------
Net cash used in operating activities                                                        (6,277)               (2,438)

Investing activities
Purchase of property and equipment, net                                                        (595)                 (642)
Purchase of third-party licenses, net                                                          (384)                 (170)
                                                                                    ----------------    ------------------
Net cash used in investing activities                                                          (979)                 (812)

Financing activities
Proceeds from long-term debt                                                                      -                     -
Principal payments on long-term debt                                                           (216)                 (106)
Proceeds from common stock issued at $5.83 par value stock
  redeemable as $.01 par value stock                                                              -                 2,259
Proceeds from common stock issued upon exercise of stock options                                217                     -
                                                                                    ----------------    ------------------
Net cash provided by  financing activities                                                        1                 2,153

Currency translation effect on cash and cash equivalents                                        (24)                  (35)
                                                                                    ----------------    ------------------
Net decrease in cash and cash equivalents                                                    (7,279)               (1,132)
Cash and cash equivalents at beginning of period                                             23,298                 1,774
                                                                                    ----------------    ------------------
Cash and cash equivalents at end of period                                           $       16,019        $          642
                                                                                    ================    ==================

See Notes to Condensed Consolidated Financial Statements

                    WHITE PINE SOFTWARE, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 October 3, 1997

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

Description of Business

The Company develops, markets and supports multiplatform desktop multimedia software that facilitates worldwide video and audio communication and data collaboration across the Internet, intranets and other networks that use the Internet Protocol ("IP"). The Company's desktop videoconferencing software products allow users to participate in real-time, multipoint videoconferences over the Internet and intranets. The Company recently introduced MeetingPoint, the industry's first H.323 multimedia conferencing server software. MeetingPoint represents the first conferencing server software to implement the International Telecommunications Union (ITU) H.323 standard for conferencing over packet networks. This enables any standards-based client to participate in full multipoint group conferences. MeetingPoint began shipping in November 1997. The Company also offers desktop X Windows and terminal emulation software. The Company's customers include businesses, government organizations, educational institutions and individual consumers. The Company markets and sells its products in the United States, Europe, and the Pacific Rim through distributors, a combination of strategic partners and OEMs, and its direct sales organization, as well as over the Internet. The Company, formerly known as Visual International, Inc., was incorporated in April 1992.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned foreign subsidiary, About Software Corporation S.A. (ASC), and ASC's wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

The condensed consolidated financial statements at and for the periods ended October 3, 1997 and September 30, 1996 are unaudited and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the nine months ended October 3, 1997 are not necessarily indicative of results for the entire year.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and investments in high grade commercial paper having maturities of three months or less when purchased. Commercial paper qualifying as cash equivalents totaled $15,249,000 and $22,440,000 at October 3, 1997 and December 31, 1996, respectively. These investments have been categorized as held to maturity under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, the balances are stated at amortized cost, which approximates fair value, because of the short maturity of these instruments.

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

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. SFAS No. 128 addresses the simplification of calculating earnings per share (EPS) and makes it comparable to international EPS standards. It is effective for financial statements for periods ended after December 15, 1997. Early adoption is not permitted; however, prior period EPS amounts will be required to be restated to conform to the provisions of the Statement. The Company's adoption of SFAS No. 128 is not expected to have a material impact on earnings per share reported in its financial statements.

Item 1A.  Risk Factors

Recent Operating Losses

The Company incurred losses from operations of $5,704,000 in the nine months ended October 3, 1997, $3,637,000 in the year ended December 31, 1996, and $3,526,000 in the year ended December 31, 1995. At October 3, 1997, the Company had an accumulated deficit of approximately $19,316,000. In the fiscal years ended December 31, 1996 and 1995, the Company made significant expenditures for product development and sales and marketing in support of the product launch of Enhanced CU-SeeMe, which became commercially available in March 1996. The Company expects to invest heavily in the product launch of its MeetingPoint server. These initial product rollout expenditures may negatively impact the Company's results of operations in the future, particularly if sales of new products fall below expectations.

Sales of the Company's connectivity products comprised 37% of total revenue for the nine months ended October 3, 1997, and 56% and 100% in the years ended December 31, 1996 and 1995, respectively. Should sales of legacy connectivity products continue to decline faster than the video-conferencing product sales escalate, the Company's revenue volume could continue to fluctuate.

New Products

The Company's MeetingPoint server was released in November 1997. This product represents the first publicly-available Internet server that incorporates H.323 industry standards, effectively allowing interoperability among various video-conferencing clients. Inability for MeetingPoint to achieve anticipated revenue volumes, operational difficulties with the product, and accelerated market competition could all have a negative impact on the Company's future results of operations.

Customers

Sales to a primary distributor represented 13.0%, 14.0%, and 15.6% of the Company's total revenue in the nine months ended October 3, 1997, and the fiscal years ended December 31, 1996, and 1995, respectively. Sales to a second primary distributor represented 10.6% and 6.2% in the nine months ended October 3, 1997, and the fiscal year ended December 31, 1996, respectively. The loss of, or a significant curtailment of, purchases by either distributor, including a loss or curtailment due to factors outside of the Company's control, would have a material adverse effect on the Company's business, financial condition, and results of operations.

Competition

The market for videoconferencing products and services is extremely competitive, and the Company expects that competition will continue to intensify in the future. The Company believes that its ability to compete successfully will depend on a number of factors both within and outside its control, including the adoption and evolution of industry standards, the pricing policies of its competitors and suppliers, the timing of the introduction of new software products and services by the Company and others, the Company's ability to hire and retain employees, and industry and general economic trends. In addition, because the barriers to entry in the software market are relatively low and the potential market is large, the Company anticipates continued growth in the industry and the entrance of new competitors in the future. CU-SeeMe and MeetingPoint also compete with videoconferencing software that is available on the Internet and can be downloaded by users for either no charge or extended evaluation. The Cornell Research Foundation makes Freeware CU-SeeMe and a related server freely available over the Internet.

Ability to Manage Change

The Company's success depends to a significant extent on the ability of its officers and key employees to manage changing business conditions and to continue to improve its operational and financial control and reporting systems.

As a result of the foregoing factors, the Company may incur further losses in the future. There can be no assurance that the Company will achieve profitable operations in any future period.

Item 2.   Management's Discussion and Analysis or Plan of Operation

This Quarterly Report on Form 10-QSB of White Pine Software, Inc. (the "Company") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS CONTEMPLATED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING CHANGES IN THE COMPANY'S MANAGEMENT DURING THE LAST YEAR, THE COMPANY'S DEPENDENCE ON ONE OR MORE CUSTOMERS FOR A SIGNIFICANT PORTION OF ITS REVENUES, AND SIGNIFICANT AND INCREASING COMPETITION IN THE MARKETS FOR CERTAIN OF THE COMPANY'S PRODUCTS AND SERVICES. CERTAIN OF THESE FACTORS ARE DESCRIBED UNDER "ITEM 1A. Risk Factors" IN THIS FORM 10-QSB.

EXODUS, MEETINGPOINT, WEBTERM, WHITE PINE and 5PM TERM are trademarks of the Company. CU-SEEME is a registered trademark of Cornell Research Foundation, Inc. All other trademarks referred to in this Quarterly Report are the property of their respective owners.

Overview. The Company develops, markets and supports multiplatform desktop
--------
multimedia software that facilitates worldwide video and audio communication and data collaboration across the Internet, intranets and other networks that use the Internet Protocol ("IP"). The Company's desktop videoconferencing software products, CU-SeeMe, White Pine Reflector, and MeetingPoint create a client-server solution that allows users to participate in real-time, multipoint videoconferences over the Internet and intranets. The Company recently introduced MeetingPoint, the industry's first H.323 multimedia conferencing server software. MeetingPoint represents the first conferencing server software to implement the International Telecommunications Union (ITU) H.323 standard for conferencing over packet networks. This enables any standards-based client to participate in full multipoint group conferences. MeetingPoint began shipping in November 1997. The Company also offers its eXodus line of desktop X Windows software, which enables seamless interoperability between local and remote environments, and its 5PM line of terminal emulation software, which provides desktop access to data and applications residing on enterprise legacy systems.

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

On June 4, 1997, the Company announced the resignation of Howard R. Berke, as Chairman, President, and Chief Executive Officer. On August 5, 1997, the Company's Board of Directors approved the appointment of Killko A. Caballero to the position of President. Mr. Caballero was named acting President in June 1997 and was previously Senior Vice President of Research and Development and Chief Technology Officer. The Board also approved the appointment of Christine J. Cox to the position of Vice President of Finance. Ms. Cox was previously the company's Corporate Controller, and filled the post vacated by Richard M.
Darer on March 21, 1997.

Results of Operations. The following table sets forth line items from the
---------------------
Company's statement of operations as percentages of total revenue for the three and nine months ended October 3, 1997 and September 30, 1996.



                                                     Three months ended                   Nine months ended
                                             ----------------------------------     --------------------------------
                                                October 3,      September 30,         October 3,     September 30,
                                                   1997             1996                1997            1996
                                             ----------------------------------     --------------------------------
Revenue:
     Software license fees                         88.2%             91.0%              87.8%           89.5%
     Services and other                            11.8               9.0               12.2            10.5
                                             ----------------------------------     --------------------------------

         Total revenue                            100.0             100.0              100.0            100.0

Cost of revenue                                    12.0              19.3               16.8             19.1
                                             ----------------------------------     --------------------------------
Gross profit                                       88.0              80.7               83.2             80.9

Operating expenses:
     Sales and marketing                           63.0              54.1               72.8             56.4
     Research and development                      45.2              32.6               56.1             34.1
     General and administrative                    18.1              25.2               25.6             25.9
       Restructuring                                 --                --                8.2               --
                                             ----------------------------------     --------------------------------
         Total operating expenses                 126.3             111.9              162.7            116.4

Loss from operations                              (38.3)            (31.2)             (79.5)           (35.5)
Interest income and other, net                      8.0               0.5                9.2               .5
Provision for income taxes                          0.2               0.6                0.1              1.0
                                             ----------------------------------     --------------------------------

Net loss                                          (30.5)%           (31.3)%            (70.4)%          (36.0)%
                                                  =======           =======            =======          =======

Revenue. Total revenue decreased by 7% to $2,872,000 in the quarter ended
-------
October 3, 1997 from $3,089,000 in the quarter ended September 30, 1996. Quarter-over-quarter revenue increased by 9% from $2,625,000 in the previous quarter of the same fiscal year. Total revenue increased by 2% to $8,097,000 in the nine months ended October 3, 1997 from $7,949,000 in the nine months ended September 30, 1996. Revenues generated from product sold over the Company's website increased 77% to $340,000 for the quarter over the same period last year, and 33% over the preceding quarter in the same year. Conferencing revenue for the quarter increased by 16% to $1,631,000 over the same period prior year, offset sharply by a decrease in connectivity revenue of 45% to $894,000. The Company anticipates further decreases in connectivity product revenue as it continues to emphasis it's focus on it's conferencing products.

Revenue from sales outside the United States comprised 28% and 30% of total revenue for the quarters ended October 3, 1997 and September 30, 1996, respectively. Revenue from sales outside the United States comprised 29% and 31% of total revenue for the nine month periods ended October 3, 1997 and September 30, 1996, respectively.

Cost of Revenue. Cost of revenue consists principally of royalties and
---------------
associated amortization of paid license fees relating to third-party software included in the Company's products, and costs of product media, manuals, packaging materials, product localization for international markets, duplication and shipping.

Cost of revenue as a percentage of total revenue decreased to 12% for the quarter ended October 3, 1997 from 19% for the quarter ended September 30, 1996. The percentage decrease resulted primarily from the reduced royalty payments under the revised License Agreement with the Cornell Research Foundation, Inc. and, to a lesser extent, termination of certain third-party license agreements with technology no longer utilized in the Company's products.

Sales and Marketing. Sales and marketing expense consists primarily of costs
-------------------
associated with sales and marketing personnel, sales commissions, trade shows, advertising and promotional materials. Sales and marketing expense increased by 8% to $1,810,000 in the quarter ended October 3, 1997 and by 32% to $5,895,000 in the nine months ended October 3, 1997, as compared to the respective periods in the prior year. Sales and marketing expense for the quarter decreased by 13% from the prior quarter, as a result of i) reduced marketing program activity in the quarter ended October 3, 1997, and ii) cost-reduction measures taken in the second quarter. Sales and marketing expense is expected to increase in the fourth quarter of fiscal 1997, due to the MeetingPoint advertising campaign. Sales and marketing expense increased as a percentage of total revenue to 63% in the quarter ended October 3, 1997 from 54% in the quarter ended September 30, 1996. Total sales and marketing expense increased as a percentage of total revenue to 73% in the nine months ended October 3, 1997 from 56% in the comparable period for the prior year.

Research and Development. Research and development expense consists primarily of
------------------------
costs of personnel and equipment. Research and development expense increased by 29% to $1,298,000 in the quarter ended October 3, 1997 from $1,007,000 in the quarter ended September 30, 1996. Research and development expense increased 68% to $4,545,000 in the nine-month period ended October 3, 1997 from $2,707,000 in the same period in the prior year. Research and development expense for the quarter decreased by 18% from the prior quarter in the same year. This was the result of headcount reductions at the end of the second fiscal quarter, as well as the write-off of certain capitalized research and development expenses in the Company's French subsidiary. Total research and development expense represented 45% and 33% of total revenue for the quarters ended October 3, 1997 and September 30, 1996, respectively, and represented 56% and 34% of total revenue for the nine months ended October 3,1997 and September 30, 1996, respectively.

General and Administrative. General and administrative expense consists of
--------------------------
administrative, financial and general management activities, including legal, accounting and other professional fees. General and administrative expense decreased by 33% and 1% in the three and nine months ended October 3, 1997, respectively, from $778,000 and $2,062,000 in the three and nine months ended September 30, 1996, respectively. General and administrative expense decreased as a percentage of total revenue to 18% in the quarter ended October 3, 1997 from 25% in the same quarter in the prior year. General and administrative expense as a percentage of total revenue remained flat at 26% in the nine-month periods ended October 3, 1997 and September 30, 1996, respectively.

The dollar and percentage decreases in general and administrative expenses for the quarter ended October 3, 1997 were attributable primarily to higher headcount and legal, audit, and investor relations expenses in the quarter ended September 30, 1996, incurred prior to the Company's public offering in October 1996.

Restructuring Charge. In the previous quarter ended July 4, 1997, the Company
--------------------
reorganized its operations and recorded a restructuring charge in the amount of $661,000 as a result of a change in senior management and a reduction in its workforce. This amount consisted primarily of severance payments, outplacement expenses, and related fees for 26 employees who were laid off at the quarter end. The Company incurred a cash outlay of approximately $308,000 in the quarter ending October 3, 1997, associated with the charge. It anticipates an additional outlay of approximately $200,000 in the following three quarters associated with the charge. These amounts were recorded as a liability in the quarter ended July 4, 1997.

Provision for Income Taxes. The Company's provision for income taxes consists of
--------------------------
federal alternative minimum taxes and state and foreign income taxes. The Company expects that its effective tax rate for the foreseeable future will be lower than the combined federal and state statutory rate primarily as a result of the realization of net operating loss carryforwards.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               Exhibit No.  Description
               -----------  -----------

               11.1         Statement re computation of per share earnings

               27.1 Financial Data Schedule for fiscal quarter ended October 3, 1997


         (b)   Reports on Form 8-K

               None.