Form 10KSB
period 1997-12-31
WHITE PINE SOFTWARE INC
filed 1998-03-31
CIK 1006591

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                  FORM 10-KSB

(MARK ONE)

    /X/      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

    / /      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
             1934
             For the transition period from -------------- to --------------

                       Commission File Number: 000-21415
                            ------------------------

                           WHITE PINE SOFTWARE, INC.

                 (Name of Small Business Issuer in Its Charter)

                  DELAWARE                                      04-3151064
       (State or Other Jurisdiction of                       (I.R.S. Employer
       Incorporation or Organization)                       Identification No.)

  542 AMHERST STREET, NASHUA, NEW HAMPSHIRE                        03063
  (Address of Principal Executive Offices)                      (Zip Code)

                                 (603) 886-9050
                (Issuer's Telephone Number, Including Area Code)

                            ------------------------

    Securities registered under Section 12(b) of the Exchange Act: None

    Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.01 per share

    Check whether the issuer: (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes /X/    No / /

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

    State issuer's revenues for its most recent fiscal year. $11,051,777

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 18, 1998, was $26,561,601, based on a total of 8,853,867 shares held by non-affiliates and on the last published sale price on the Nasdaq National Market of $3.00.

    The number of shares outstanding of the Registrant's common stock as of March 18, 1998 was 9,309,020.

    Transitional Small Business Disclosure Format (check one):

                               Yes / /    No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                            ---------

PART I

Item 1.      Description of Business......................................................................          3

Item 1A.     Risk Factors.................................................................................         15

Item 2.      Description of Property......................................................................         25

Item 3.      Legal Proceedings............................................................................         25

Item 4.      Submission of Matters to a Vote of Security Holders..........................................         26

PART II

Item 5.      Market for Common Equity and Related Stockholder Matters.....................................         27

Item 6.      Management's Discussion and Analysis or Plan of Operation....................................         27

Item 7.      Financial Statements.........................................................................         33

Item 8.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.........         33

PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a)
               of the Exchange Act........................................................................         34

Item 10.     Executive Compensation.......................................................................         36

Item 11.     Security Ownership of Certain Beneficial Owners and Management...............................         42

Item 12.     Certain Relationships and Related Transactions...............................................         43

Item 13.     Exhibits, List and Reports on Form 8-K.......................................................         43

                            ------------------------

    THIS FORM 10-KSB CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES," "ANTICIPATES," "PLANS", "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, INCLUDING THE FACTORS SET FORTH BELOW IN "ITEM 1A. RISK FACTORS," THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE AND ACHIEVEMENTS OF WHITE PINE SOFTWARE, INC. TO DIFFER MATERIALLY FROM THOSE INDICATED BY THE FORWARD-LOOKING STATEMENTS.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

    White Pine Software, Inc. ("White Pine" or the "Company") develops, markets and supports multi-platform desktop multimedia software that facilitates worldwide video and audio communication and data collaboration across the Internet, intranets and other networks using the Internet Protocol ("IP"). The Company's desktop videoconferencing software products, CU-SeeMe and MeetingPoint, create a client-server solution that allows users to participate in real-time, multi-point videoconferences over the Internet and intranets. In November 1997, the Company began commercial shipments of MeetingPoint, the first multimedia conferencing server software to implement the H.323 standard of the International Telecommunications Union (the "ITU") for conferencing over packet networks. MeetingPoint enables any standards-based client to participate in full multi-point group conferences. Further building upon the core CU-SeeMe and MeetingPoint technologies, the Company has developed ClassPoint, an integrated vertical solution for distance learning and distance training, which is expected to be shipped commercially beginning in April 1998.

    The Company also offers desktop X Window Systems ("X Windows") and terminal emulation software. The Company's WebTerm product allows users to access host applications from within a World Wide Web ("Web") browser. Its eXodus line of desktop X Windows software enables seamless interoperability between local and remote environments. The Company's 5PM line of terminal emulation software provides desktop access to data and applications residing on enterprise legacy systems.

    The Company's customers include businesses, educational institutions, government organizations and individual consumers. The Company markets and sells its products in the United States, Europe and the Pacific Rim through distributors, a combination of strategic partners and original equipment manufacturers ("OEMs"), its direct sales organization, and directly over the Internet.

    The Company was incorporated under the laws of Delaware in April 1992 under the name Visual International, Inc. Visual International, Inc. served as a holding company and held substantially all of the stock of Visual T.I., Inc., which developed, manufactured and marketed video terminals, including early X Windows terminals, and related hardware and software. In August 1993, Visual T.I., Inc. was merged into Visual International, Inc. and, immediately thereafter, Visual International, Inc. acquired all of the outstanding stock of White Pine Software, Inc., a New Hampshire corporation. At the time of the acquisition, White Pine Software, Inc. developed, manufactured and marketed X Windows and terminal emulation software products for the Macintosh platform. In December 1993, White Pine Software, Inc. was merged into Visual International, Inc. Visual International, Inc., as the surviving corporation, changed its name to White Pine Software, Inc. The Company extended its product lines by acquiring Grafpoint, a California corporation, in April 1994 and About Software Corporation, a French corporation, as of November 1995. References in this Form 10-KSB to the "Company" and "White Pine" refer to White Pine Software, Inc. and its subsidiaries. The Company's principal executive offices are located at 542 Amherst Street, Nashua, New Hampshire 03063, its telephone number is (603) 886-9050 and its e-mail address is info@wpine.com.

    CLASSPOINT, EXODUS, MEETINGPOINT, WEBTERM, WHITE PINE and 5PM TERM are trademarks of the Company. CU-SEEME is a registered trademark of Cornell Research Foundation, Inc. All other trademarks or trade names referred to in this Annual Report are the property of their respective owners.

INDUSTRY BACKGROUND

COMMUNICATION ON THE INTERNET AND INTRANETS

    The rapid growth of the Internet has been largely attributable to its use as a communications medium. Initially, the Internet facilitated text-based communication applications. As multimedia PCs become commonplace, Internet usage is expanding to take advantage of new multimedia capabilities for real-time communications using Internet telephony and, ultimately, videoconferencing.

    Videoconferencing consists of real-time, one-way or two-way audio and video communication. It enables users at remote locations to enjoy many of the benefits of face-to-face meetings without the time and expense of travel. Today, a substantial portion of videoconferencing systems remain hardware-based with proprietary communication protocols and fit into three general classes: room-based systems priced at or above $40,000, "roll-about" systems priced at less than $20,000, and hardware-based desktop systems priced as low as $1,000. In the early 1990s, the ITU began to establish standards for interactive audio, video and data communication over digital networks. By 1992, a number of vendors had introduced, and demonstrated interoperability among, hardware-based videoconferencing systems that complied with early ITU standards. While the implementation of emerging industry standards and other technological improvements have helped to increase sales of hardware-based videoconferencing systems in recent years, the relatively high price and limited interoperability of these systems have impeded the widespread adoption of videoconferencing as a mass communication medium.

    In an effort to expand the availability of videoconferencing as a communications tool, a number of developers commenced efforts to develop software-based videoconferencing technology that did not require expensive proprietary hardware. In 1992, Cornell Information Technologies, a research institute at Cornell University, introduced freeware known as CU-SeeMe ("Freeware CU-SeeMe"). This real-time, black-and-white desktop videoconferencing software enables users to communicate over the Internet, independent of computer hardware and operating system, using low-cost, easily available hardware, such as 28.8 kbps modems and standard video-capture boards and video cameras.

    Although Freeware CU-SeeMe lacks the reliability, functionality and features that are necessary to succeed in today's commercial marketplace, its popularity has demonstrated the potential market for a software-based videoconferencing solution that is able to connect users through the Internet. As industry standards for Internet-based videoconferencing emerge, more developed IP-based solutions are transforming the multimedia PCs already installed in homes and offices into videoconferencing terminals at a fraction of the price of today's hardware-based systems. Software solutions for videoconferencing over the Internet and other IP-based networks not only provide videoconferencing capabilities at a lower price but also permit the addition of new features and the implementation of emerging standards.

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

    In 1984, software engineers at the Massachusetts Institute of Technology broadly expanded enterprise connectivity by developing X Windows as a standard, independent of platforms, networks and operating systems, for workstations and PCs. X Windows, which is based on a client-server computing model, permits a user to run multiple graphical applications simultaneously on a variety of platforms from a single X Windows terminal. Since 1990, virtually all X Windows applications have used IP networks to establish connectivity for desktop PCs, enabling large numbers of PCs to access data and applications across the enterprise, regardless of the platform, network or operating system.

THE WHITE PINE SOLUTION

    The Company's multimedia conferencing products, CU-SeeMe, MeetingPoint and ClassPoint, provide real-time, multi-point video and audio communication and data solution over the Internet, intranets and other networks. By developing videoconferencing products that require no proprietary hardware, White Pine is able to offer videoconferencing at a substantially lower price than vendors of traditional hardware-based systems and thereby encourage businesses and others to adopt it as a mass communication medium. The Company's exclusive license agreement with Cornell Research Foundation, Inc. (the "Cornell Foundation"), the technology licensing organization associated with Cornell University, provided the Company with the underlying technology for CU-SeeMe and MeetingPoint and afforded the Company brand name recognition, an installed base, and a time-to-market advantage over other vendors seeking to develop software videoconferencing solutions.

    CU-SeeMe is available on multiple platforms and can be installed on most multimedia PCs without any proprietary hardware. By operating over the Internet, CU-SeeMe substantially broadens the base of businesses, organizations and individuals able to engage in videoconferencing. MeetingPoint, the software-only server component of the Company's videoconferencing solution, allows users of CU-SeeMe to participate in multi-point videoconferences with a nearly unlimited number of users. MeetingPoint solves the complex problem of enabling real-time multi-point communication over the Internet between users operating at different connection speeds without degrading the quality of the entire conference to that of the slowest connection speed. MeetingPoint is the only solution available today, hardware or software, that allows Microsoft NetMeeting, Intel ProShare, PictureTel LiveLAN, and other H.323 compatible products to interact with each other. The Company believes MeetingPoint's H.323 compatability demonstrates the Company's continuing technological leadership in videoconferencing. Together CU-SeeMe and MeetingPoint, with their low prices, cross-platform capabilities and ease of use, enable businesses, educational institutions, government organizations and individual consumers worldwide to interact in real time without the time and expense of travel.

    ClassPoint, the Company's newest product offering, builds upon White Pine's CU-SeeMe and MeetingPoint group conferencing technology to create a distance learning and distance training solution. ClassPoint creates an instructor-led "virtual classroom" that facilitates distance learning in any environment where an instructor and students are in different locations. Because it enables the fundamental interaction between the instructor and students, ClassPoint can be used in kindergarten through high school ("K-12") classes and college and university courses, as well as for home schooling. ClassPoint also offers opportunities for distance training by businesses, government organizations and others. ClassPoint enables simultaneous, real-time audio and video communications, text chat, white board sharing, and Web touring. It also provides a Web-based framework for materials to be shared before and after classes and training sessions.

    White Pine's legacy emulation products, WebTerm, eXodus and 5PM, allow businesses and other organizations to access data and applications residing on host workstations, mini-computers and mainframe computers from most widely used desktop operating systems. WebTerm, which allows users to access host applications from within a Web browser, is a suite of products geared to providing Advanced Intranet Solutions to corporations, educational organizations and government agencies. White Pine's eXodus and 5PM products allow users throughout an enterprise to access mission-critical data and applications residing on legacy systems. These software products are competitively priced and designed to be easy to use, and they include a comprehensive set of features allowing for seamless integration with existing enterprise systems and newer intranet applications.

STRATEGY

    White Pine's principal business objective is to be a leading supplier of multimedia conferencing solutions. The Company plans to build upon its position as a technological leader in Internet-based videoconferencing and to offer customers complete multimedia conferencing solutions by continuing to expand its connectivity product offerings. The key components of White Pine's strategy are as follows:

MAINTAIN TECHNOLOGICAL LEADERSHIP

    The Company's CU-SeeMe, introduced in March 1996, was the first commercially available Internet-based videoconferencing product. The Company believes that CU-SeeMe's Internet-based videoconferencing technology, cross-platform capabilities, software-only and hardware-independent architecture, and scalability over a broad range of bandwidths provide significant competitive advantages. CU-SeeMe has been featured in a number of on-line and industry publications and won C/net's Best Buy designation in January 1997, PC Computing's five-star rating in February 1997, PC Computing Magazine's "A-List" designation in September 1997 and its "1997 Most Valuable Product Award" in the Web Communications category, New Media Magazine's "1996 Hyper Award," and Byte Magazine's "Best of PC Expo '96 Winner." MeetingPoint, introduced in November 1997, is the industry's first H.323 compliant multimedia conferencing server. MeetingPoint's software-only architecture makes it scalable and deployable over a variety of hardware platforms and operating systems, including Microsoft NT and Sun Solaris. MeetingPoint received two leading industry awards within the first few months of release: "1997 Product of the Year" by CTI magazine in the "Video Conferencing" category and the "1997 Editors' Choice Award" from Internet Telephony magazine. ClassPoint, which is expected to be shipped commercially beginning in April 1998, builds upon the CU-SeeMe and MeetingPoint group conferencing technology to create an innovative distance learning and distance training solution for educational, corporate and governmental organizations.

FOCUS ON MARKET FOR MEETINGPOINT

    The Company believes its future success in the Internet-based multimedia conferencing market derives in part from the capabilities of MeetingPoint, the Company's software-only server technology for group conferencing. The introduction of the MeetingPoint product line in 1997 has placed White Pine in a clear technological leadership position within the H.323 server market. MeetingPoint 3.0 incorporates advanced billing and tracking functionality, standards-based whiteboard sharing, and interoperability supporting other vendors' client software through the recently ratified H.323 standard for audio and video communications. The Company believes that opportunities exist to market MeetingPoint to Internet service providers, corporations and other entities seeking to enable and promote multimedia group conferencing.

LEVERAGE CORE CONFERENCING TECHNOLOGY TO DEVELOP APPLICATIONS FOR VERTICAL
  MARKETS

    The Company intends to build on its core CU-SeeMe and MeetingPoint technology in order to develop and market integrated and application-oriented solutions for key vertical markets. The Company believes these value-added solutions will help to differentiate the Company's conferencing products from those of its competitors. For example, the newly introduced ClassPoint uses the CU-SeeMe and MeetingPoint group conferencing technology to create a robust distance learning and distance training application for education, corporate and other environments.

LEVERAGE NAME RECOGNITION OF CU-SEEME

    The Company seeks to leverage the brand name recognition of CU-SeeMe and its predecessor, Freeware CU-SeeMe, in the business, education, government and consumer markets.

PRODUCTS

VIDEOCONFERENCING

    CU-SeeMe

    CU-SeeMe is White Pine's desktop videoconferencing software for real time person-to-person or group conferencing. Cu-SeeMe can be used over the Internet or any IP network, providing the user with the power to communicate globally without expensive hardware. This software-only solution runs on both Windows and Macintosh computers and offers full-color video, audio, chat window, and white board communications. The user can participate in "Live over the Internet" conferences, broadcasts or chats. Cu-SeeMe can be launched directly from Web pages with the user's favorite Web browser, using 28.8kbps modem, ISDN link or better. For audio-only telephony use, CU-SeeMe works effectively over a 14.4kbps modem.

    CU-SeeMe 3.1, the current version of CU-SeeMe, was initially shipped in November 1997 and has a suggested retail price of $99. Release 3.1 enables CU-SeeMe users to interoperate with H.323 standards-based clients via the Company's MeetingPoint conference server. CU-SeeMe 3.1 is currently the only cross-platform product capable of H.323 interoperability on both Windows 95/NT and MacOS. The Company also licenses CU-SeeMe as a bundled package with MeetingPoint and third-party cameras, and offers site licenses and volume discounts for larger purchasers.

    MeetingPoint

    MeetingPoint is the server component of White Pine's client/server videoconferencing solution and the industry's first fully H.323 and T.120 compliant server. It provides a "virtual meeting point" where groups of users interact in real time. Administrators create and host conferences using MeetingPoint. End-users then connect to the conference, using either CU-SeeMe or any third-party H.323 compliant videoconferencing client product. MeetingPoint's core "multimedia router" technology enables the group interaction to take place by "routing" it to the other conference participants.

    White Pine's client/server approach to network-based conferencing offers flexibility for organizations looking to take advantage of new IP-based communications possibilities; nearly any type of real-time group communication can be created with MeetingPoint. Regardless of the type of group connected together, from a traditional four-person videoconferencing to an interactive cybercast involving a thousand participants, MeetingPoint will host it in a manner that is as friendly as possible to the underlying IP network.

    MeetingPoint is able to manage the amount of network resources that are consumed as it hosts any type of group conference. The use of IP networks for real-time communication is beginning a phase of significant growth, with thousands of new users every day and creative new applications being discovered weekly. However, multimedia requires significant bandwidth. While new technologies like Fast Ethernet, ADLS, and cable modems promise expanded bandwidth in the near future, today most users face network constraints. Home users, for example, are usually limited to 28.8 kbps modem connections. Business, governmental, and educational enterprises may have 10 mbps modem local area networks ("LANs"), but these are used for a variety of traditional, mission-critical applications such as file sharing, e-mail and printing. Even network service providers are challenged to stretch their network resources to cover rapidly growing customer traffic. In those rare instances where bandwidth is plentiful, it comes at a relatively high cost, especially for wide area network ("WAN") links. Because of these network constraints, MeetingPoint's bandwidth management capability allows users to make the most of the new collaboration, entertainment and learning possibilities that network-based multimedia communications create, without having to make expensive upgrades to the user's existing network infrastructure.

    MeetingPoint's ability to manage the use of network resources while hosting group conferencing arises from its core multimedia router technology. This technology is focused on a single, very specific task:

routing real-time multimedia information among clients participating in group communications. Considerable intelligence regarding the specific nature of multimedia data and real-time group communications has been built into MeetingPoint. MeetingPoint uses this intelligence to manage and limit bandwidth use. Increased economies are achieved when wide-area communications are routed through servers spread out across an organization's network, either to network service provider "points of presence" or to remote offices on an intranet.

    MeetingPoint 3.0, the current version of MeetingPoint, was initially shipped in November 1997 and has a suggested retail price of $3,995 for a server with 10 user connections. The Company also offers MeetingPoint 3.0 at higher prices for up to 100 users; capacity beyond 100 users may be obtained by linking two or more MeetingPoint servers. The Company also licenses CU-SeeMe and MeetingPoint as a bundled package and offers site licenses and volume discounts for larger purchases.

    ClassPoint

    ClassPoint, which is based on White Pine's CU-SeeMe and MeetingPoint group conferencing technology, creates an instructor-led "virtual classroom" that facilitates learning for any environment where the instructor and students are in different locations. Because it enables the fundamental interaction between the instructor and students, ClassPoint can be used for distance learning in K-12, college and university classrooms, as well as home schooling. ClassPoint also offers opportunities for distance training by businesses, government organizations and others. ClassPoint combines real-time audio, video, text chat, white board sharing, and Web touring. It also provides a Web-based framework for materials to be shared before and after classes and training sessions.

    ClassPoint provides a framework for education that can be used in a number of applications. K-12 schools can use it to connect children and classrooms together from different cultures, bring in guest lecturers, facilitate home schooling, enable teacher mentoring programs, and conduct moderated parent conferences. Colleges and universities can use ClassPoint to increase their full-time enrollment by offering distance learning courses. ClassPoint also enables colleges and universities to conduct on-line lab and tutoring sessions, and to offer adult continuing education in partnership with business and government. ClassPoint makes corporate training increasingly accessible to all levels of employees by bringing it to the desktop, enabling businesses to improve the availability and reach of their training programs with a cost-efficient solution.

    The Company expects to make initial commercial shipments of ClassPoint in April 1998. Licenses to ClassPoint are expected to be sold in 10-, 25- and 50-user bundles, with prices ranging from $6,395 to $22,995 for businesses and from $5,095 to $17,995 for education, government and non-profit organizations. The Company expects to make an introductory trial offer of a ClassPoint license for five students and one instructor for $995. The Company also expects to offer site licenses and volume discounts for larger purchases.

LEGACY CONNECTIVITY

    WebTerm

    WebTerm provides the means for Microsoft Windows and Macintosh users to access critical information on a corporate intranet through their Web browser. WebTerm enables interactive, browser-based access to legacy host applications. WebTerm can be used to embed live, interactive TN3270, TN5250, or VT420 terminal emulators within the Web browser; centrally administer all emulation, connectivity, and automation updates from one location with no user involvement; and automate interactions in the host window, reducing or eliminating end-user application training.

    WebTerm accesses data from hosts that support Telnet sessions. WebTerm macro automation is always available, and can be enhanced with JavaScript on browsers that support LiveConnect or Active X.

    WebTerm X 2.0 gives Windows 95 and Windows NT users access to X Windows applications from their Web browser and as a stand-alone application. The WebTerm X Administrator is a Webmaster or system administrator tool that centrally configures Web pages with X Windows sessions.

    As a stand-alone X Windows application with clickable desktop icons for desktop X client launching, WebTerm permits a user to embed live X Windows applications within users' Web browsers; enables a user to launch X Windows desktop sessions (such as Common Desktop Environment) and individual X Windows applications from their Web browser, and centrally administer all configurations and updates from one location with no user involvement.

    Single-user WebTerm products have suggested retail prices of $169 to $229. The Company also offers site licenses and volume discounts for larger purchases.

    eXodus

    eXodus is White Pine's family of X Windows connectivity products. Running on all Microsoft Windows-based systems and Macintosh platforms, eXodus is a comprehensive connectivity package that provides easy access to all X Windows applications, and to many other legacy applications as well. eXodus provides the solution for connecting to Unix, VMS, and Windows NT environments via the X Windows protocol. Connecting to popular X Windows environments such as Common Desktop Environment, Sun Open Windows, Hewlett Packard HP-VUE, and Digital DECwindows is both seamless and simple.

    The eXodus software for a single-user has a suggested retail price of $295 for either Windows or Macintosh. The Company also offers site licenses and volume discounts for larger purchases.

    5PM Term

    5PM Term is a modular terminal emulation solution providing connections from Windows 95, Windows, Power Macintosh, and Macintosh desktops to IBM Mainframe, AS/400, UNIX, VAX and HP hosts. 5PM Term replaces terminal screens and offers value-added features that enable organizations to customize their environment with productivity enhancements like multiple sessions, WatchMe macro scripting, HotKeys, HotSpots, keyboard macros, toolbars, graphical keyboard mapping, full-screen support, and on-line help. 5PM Term also has its own script editor with macro recording function, which allows the non-technical user to create and modify the user's own macros directly in 5PM Term.

    5PM Term for a single-user has a suggested retail price of between $249 and $399. depending upon the platform. The Company also offers site licenses and volume discounts for larger purchases.

RESEARCH AND DEVELOPMENT

    Since its inception, the Company has specialized in IP-based connectivity solutions for corporate customers and now provides what it believes to be the broadest line of multi-platform, software connectivity solutions in the market. Research and development has traditionally been divided into legacy connectivity product and group conferencing product development. As the Company believes that its future success is dependent on its group conferencing solutions technology, it has been gradually migrating its research and development resources from legacy connectivity technology to group conferencing technology. Approximately 13% of research and development expense in 1997 was attributable to legacy connectivity development and 87% was devoted to group conferencing, compared with 58% and 42%, respectively, in 1996. The Company expects the percentage of its research and development resources devoted to group conferencing products to continue to increase in the foreseeable future, as the Company intends to continue to limit its legacy connectivity research and development to maintenance of existing products.

    The Company's research and development expenditures totaled $5,722,000 and $3,819,000 in the fiscal years ended December 31, 1997 and 1996, respectively. The Company intends to continue to devote substantial resources to research and development in fiscal 1998, although the actual amount of research and development expenses in 1998 will depend on a number of factors, including the level of market acceptance of the Company's current products and the rate of technological change in the group conferencing industry.

MARKETING AND DISTRIBUTION

    The Company markets and sells its products through a combination of distributors, OEMs and strategic partners, the Company's direct sales organization and directly over the Internet. The Company conducts marketing programs, including direct mail, advertising, public relations, distribution of product literature and other programs to support each of the channels, in order to position and promote its products and services. The Company maintains a Web site where prospective customers can obtain information about the Company's products and services and download certain software for evaluation. Marketing personnel provide price lists and product descriptions and assist the direct sales force through lead generation and sales training.

    The Company's primary strategy for marketing and distributing its group conferencing products is to establish new strategic and OEM relationships and extend existing relationships with multinational firms that provide particular marketing or distribution opportunities or technological capabilities for the Company's group conferencing products. The Company has already established distribution relationships in Australia, France, Hong Kong, Japan, Korea and the United Kingdom. The Company has also formed OEM or bundling relationships in order to provide customers with turnkey solutions and to facilitate product sales through distribution channels. The Company has established such relationships with Symantec, a developer and marketer of software, Philips, a manufacturer of digital cameras, and Digital Vision Inc. and Winnov, Inc., manufacturers of video boards. In 1996, the Company began to employ Tech Data Corporation and Ingram Micro, Inc. as distributors to deliver CU-SeeMe to consumers through retail channels including store chains and superstores, such as CompUSA, Egghead Software and RCS. The Company also sells its software videoconferencing products and WebTerm directly from its Web site.

    The Company also promotes its videoconferencing products by participating in major videoconferencing and other trade shows such as the Networld+Interop, PC Expo, Comdex, Internet World, Telcon and MacWorld. The Company periodically sponsors special events, such as cybercasts of the Little League 50th Anniversary World Series and the 1996 Republican National Convention, in an effort to enhance the visibility of the Company and its products.

    The Company markets and sells its legacy connectivity products in the United States through its direct sales force and distributors and in other countries primarily through distributor relationships.

    International sales represented 27% and 30% of total revenue in the fiscal years ended December 31, 1997 and 1996.

    The Company's sales force is located in Nashua, New Hampshire, San Jose, California, LaGaude, France, and Glasgow, United Kingdom.

CUSTOMERS

    The Company's customers include businesses, educational institutions, government organizations, and individual consumers. The Company sells its software to end users and to OEMs that bundle the Company's software with other products.

    Sales to Ingram Micro, Inc. represented 14% of the Company's total revenue in the fiscal years ended December 31, 1997 and 1996, respectively. Sales to Tech Data Corporation represented 14% of the Company's total revenue in the fiscal year ended December 31, 1997. The loss of either of these customers could have a material adverse effect on the Company's business, financial condition, and results of operations.

CUSTOMER SERVICE AND SUPPORT

    White Pine is committed to maintaining customer satisfaction and loyalty. White Pine employs technical customer representatives located in New Hampshire to support and service its customer base. Certain of the Company's distributors and OEM customers maintain separate customer support organizations for their respective customers. The Company provides back-up support to such organizations.

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

    The Company intends to provide maintenance for CU-SeeMe and MeetingPoint through a program of periodic technical upgrades. For a fee, the Company will provide extended maintenance services to its MeetingPoint customers and to certain volume purchasers of CU-SeeMe. Customers who purchase site licenses for MeetingPoint are required to enter into a customer support and maintenance agreement. The Company's X Windows and terminal emulation customers can obtain service and support through the Company's eXtend Support Program, which for a fee entitles customers to priority service through a toll-free number and to free, automatic shipments of all enhancements and upgrades for legacy connectivity products licensed from the Company.

COMPETITION

    The market for multimedia conferencing products and services is extremely competitive, and the Company expects that competition will intensify in the future. The Company believes that the principal competitive factors in the multimedia group conferencing industry are price, video and audio quality, interoperability, functionality, reliability, service and support, hardware platforms supported, and vendor and product reputation. The Company believes that its ability to compete successfully will depend on a number of factors both within and outside its control, including the adoption and evolution of industry standards, the pricing policies of its competitors and suppliers, the timing of the introduction of new software products and services by the Company and others, the Company's ability to hire and retain quality employees, and industry and general economic trends. In addition, because the barriers to entry in the software market are relatively low and the potential market is large, the Company anticipates continued growth in the industry and the entrance of new competitors in the future.

    In the multimedia conferencing market, the Company currently competes, or expects to compete, directly or indirectly with the following categories of companies: (i) traditional hardware-based videoconferencing companies, such as Intel Corporation, PictureTel Corporation, VTEL Corporation and Compression Labs Incorporated; (ii) emerging videoconferencing technology companies, such as Cinecom Corporation, Connectix Corporation, Creative Labs, Inc. and VDONet Corp.; (iii) vendors of operating systems and browsers such as Microsoft Corporation, which in 1997 introduced NetMeeting, a product that enables video, audio and data communication over the Internet; (iv) videoconferencing support companies, such as VideoServer, Inc., Lucent Technologies, Inc. and Accord Ltd.; and (v) distance learning solution vendors, such as Centra Software, Incorporated, and DataBeam Corporation.

    Currently, Microsoft's NetMeeting, introduced in 1997, presents the most direct competition for CU-SeeMe. Microsoft has significantly greater resources, including sales and marketing resources, than the

Company, and is able to bundle NetMeeting with its Internet Explorer software. NetMeeting supports Windows 95 and Windows NT, and is H.323 compliant.

    H.323 is being rapidly adopted by the industry as the global standard for group conferencing products. A number of companies have announced their intention to develop and commercialize a server product to compete directly with MeetingPoint, including PictureTel Corporation, VideoServer Incorporated, and DataBeam Corporation. In addition, it is likely that other companies will also enter this market in the near future.

    ClassPoint will compete with other distance learning and distance training products in educational, corporate and governmental markets. Competing products include Contigo Itinerary (Web-based Java PowerPoint delivery), Lotus LearningSpace (Domino-based materials delivery and asynchronous discussions), RealNetworks (one-to-many streaming video and media), PlaceWare Auditorium (delivery of interactive presentations to multiple sites), Ilinc's LearnLinc (instructor-controlled, multi-point audio and Web tours, with point-to-point video supplied by Intel for extra cost), and DataBeam's LearningServer (instructor-led application-sharing without audio or video).

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

    The Company plans to continue updating the legacy software offerings, primarily in support of its large installed base. Legacy connectivity products represented 35% of total revenue in the year ended December 31, 1997 as compared with 56% in the year ended December 31, 1996. The Company expects these revenues to continue to decline as the Company maintains a marketing strategy focus on group conferencing products.

    Many of the Company's current and potential competitors, including Hummingbird Communications Ltd., Intel Corporation, International Business Machines Corporation, Microsoft Corporation, PictureTel Corporation and VideoServer, Inc., have significantly longer operating histories and significantly greater managerial, financial, marketing, technical and other competitive resources, as well as greater name recognition, than the Company. As a result, the Company's competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the promotion and sale of their products and services. There can be no assurance that the Company will be able to compete successfully with existing or new competitors. In addition, competition could increase if new companies enter the market or if existing competitors expand their service offerings. An increase in competition could result in material price reductions or loss of market share by the Company and could have a material adverse effect on the Company's business, financial condition and results of operations.

    To remain competitive, the Company will need to continue to invest in research and development and sales and marketing. There can be no assurance that the Company will have sufficient resources to make such investments or that the Company will be able to make the technological advances necessary to remain competitive. In addition, current and potential competitors have established or may in the future establish collaborative relationships among themselves or with third parties, including third parties with which the Company has a relationship, to increase the visibility and utility of their products and services. Accordingly, it is possible that new competitors or alliances may emerge and rapidly acquire a significant market share. Such an eventuality could have a material adverse effect on the Company's business, financial condition and results of operations.

GOVERNMENT REGULATION

    The Company is not currently subject to direct federal, state or local government regulation, other than regulations applicable to businesses generally. There is currently only a small body of laws and regulations directly applicable to access to or commence on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted at the federal, state and local levels with respect to the Internet, covering issues such as user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security and the convergence of traditional telecommunications services with Internet communications. Although sections of the Communications Decency Act of 1996 (the "CDA") that, among other things, proposed to impose criminal penalties on anyone distributing "indecent" material to minors over the Internet, were held to be unconstitutional by the U.S. Supreme Court, there can be no assurance that similar laws will not be proposed and adopted. The nature of such similar legislation and the manner in which it may be interpreted and enforced cannot be fully determined and, therefore, legislation similar to the CDA could subject the Company or its customers to potential liability, which in turn could have an adverse effect on the Company's business, results of operations and financial condition. The adoption of any such laws or regulations might decrease the growth of the Internet, which in turn could decrease the demand for the services of the Company or increase the cost of doing business or in some other manner have a material adverse effect on the Company's business, results of operations or financial condition. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Changes to such laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace which could reduce demand for the services of the Company or increase the cost of doing business as a result of costs of litigation or increased service delivery costs, or could in some other manner have a material adverse effect on the Company's business, results of operations and financial condition. In addition, as the Company's products are available over the Internet in multiple states and foreign countries, such jurisdictions may claim that the Company is required to qualify to do business as a foreign corporation in each such state or foreign country. The Company is qualified to do business in only a limited number of states, and failure by the Company to qualify as a foreign corporation in a jurisdiction where it is required to do so could subject the Company to taxes and penalties for the failure to qualify and could result in the inability of the Company to enforce contracts in such jurisdictions. Any such new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to the Company's business, could have a material adverse effect on the Company's business, results of operations and financial condition.

    In March 1996, the America's Carriers Telecommunication Association ("ACTA"), a group of telecommunications common carriers, filed a petition (the "ACTA Petition") with the Federal Communications Commission (the "FCC"), arguing that providers (such as the Company) of computer software products that enable voice transmission over the Internet ("Internet telephone" services) are operating as common carriers without complying with various regulatory requirements and without paying certain charges required by law. The ACTA Petition argues that the FCC has the authority to regulate both the Internet and the providers of "Internet telephone" services and requests that the FCC declare its authority over interstate and international telecommunications services using the Internet, initiate rulemaking proceedings to consider rules governing the use of the Internet for the provision of telecommunications services, and order providers of "Internet telephone" software to immediately cease the sale of such software pending such rulemaking. Certain parties have filed comments with the FCC regarding the ACTA Petition. The Company is unable to predict the outcome of this proceeding. In December 1996 the FCC stated that it intended to address the legal questions raised by the ACTA Petition in a future proceeding but has not yet done so. Any action by the FCC to grant the relief sought by ACTA or otherwise to regulate use of the Internet as a medium of communication, including any action to permit local exchange carriers to impose additional charges for connections used for Internet access, could have a material adverse effect on the Company's business, financial condition and results of operations.

PROPRIETARY RIGHTS

    The Company's videoconferencing client product, CU-SeeMe, is a commercial version of Freeware CU-SeeMe. Freeware CU-SeeMe and its related server were developed by Cornell Information Technologies, a research institute at Cornell University, and are freely available on the Web. In June 1995, the Company and the Cornell Foundation entered into an Exclusive Software License Agreement (the "Original License Agreement") that granted to the Company the exclusive worldwide right to develop, modify, market, distribute and sublicense commercial versions of Freeware CU-SeeMe and its related server, as well as the rights to appoint licensee distributors and to use the trademark "CU-SeeMe," which agreement was modified by the First Amendment to Exclusive Software License Agreement dated May 22, 1997 (the "Amendment," and together with the Original License Agreement, the "License Agreement").

    The License Agreement requires that the Company pay royalties based on the Company's net revenue from its commercial versions of Freeware CU-SeeMe and its related server (subject to certain minimum per-copy royalties) and share sublicensing income with the Cornell Foundation. The License Agreement also requires that the Company make certain annual minimum royalty payments. Under the terms of the Amendment, the Company prepaid $1,000,000 to the Cornell Foundation in the second quarter of 1997 as an advance against royalties due under the License Agreement. Under the Original License Agreement, the Company issued to the Cornell Foundation a warrant, which Cornell exercised during December 1996 to purchase 20,000 shares of Common Stock at an exercise price of $3.00 per share. Under the Amendment, the Company issued to the Cornell Foundation a currently outstanding warrant to purchase 150,000 shares of Common Stock at an exercise price of $6.00 per share.

    The License Agreement has an initial term expiring December 31, 2000 and renews automatically for periods of one year unless and until terminated by either party for "cause" or by the Company for convenience. For purposes of the License Agreement, "cause" means failure by the Company to pay any amount due under the License Agreement, if not cured within 30 days of written notice of such failure to pay, or any material breach of the License Agreement by either party, if not cured within 90 days of written notice of such breach. "Material breach" includes failure to exercise due diligence to develop, manufacture and market commercial versions of Freeware CU-SeeMe and its related server, failure to grant sublicenses as required by the License Agreement, failure to maintain quality control over the Company's commercial versions of Freeware CU-SeeMe and its related server, and failure to develop and exploit the market to the extent necessary to meet the Company's minimum royalty obligations under the License Agreement. The failure of the Company to meet certain staffing, product introduction and sublicensing obligations will permit the Cornell Foundation to terminate the exclusivity provisions of the License Agreement.

    As part of the License Agreement, the Cornell Foundation, acting through Cornell Information Technologies, and the Company agreed to provide technical support to each other to maintain the compatibility and interoperability of Freeware CU-SeeMe and CU-SeeMe and their respective servers. The Cornell Foundation and Cornell University are entitled to use any portion of the source code of the

Company's commercial versions of Freeware CU-SeeMe and its related server that may be necessary to maintain basic compatibility and interoperability with Freeware CU-SeeMe and such server. The Company must provide to the Cornell Foundation and Cornell University, at no cost, all information required to maintain such compatibility and interoperability.

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

EMPLOYEES

    At March 18, 1998, the Company had 120 full-time employees, including 47 in research and development, 36 in sales and marketing, 17 in technical support, and 20 in general and administrative and software manufacturing. Seventeen of these employees were located in France and, in accordance with applicable French law, were represented by a labor union. The Company's other employees were located in the United States and were not represented by any labor organization. The Company has experienced no work stoppages and believes that its relations with its employees are good.

ITEM 1A. RISK FACTORS

RECENT OPERATING LOSSES

    The Company incurred losses from operations of $6,826,000 and $3,637,000 in the years ended December 31, 1997 and 1996, respectively. At December 31, 1997, the Company had an accumulated deficit of approximately $20,437,000. In the fiscal years ended December 31, 1997 and 1996, the Company made significant expenditures for product development and sales and marketing in support of the product launches of CU-SeeMe and MeetingPoint, which became commercially available in March 1996 and November 1997, respectively. The Company expects to continue investing heavily in the marketing of MeetingPoint and related follow-on applications such as ClassPoint. These product rollout expenditures may negatively impact the Company's results of operations in the future, particularly if sales of new products fall below expectations.

    Sales of the Company's legacy connectivity products comprised 35% and 56% of total revenue for the years ended December 31, 1997 and 1996, respectively. The Company expects that the dollar amount of sales of legacy connectivity products will continue to decline for the foreseeable future. In addition, the Company expects that revenue from CU-SeeMe also will decrease during the foreseeable future. No assurance can be given that sales of MeetingPoint, ClassPoint or other new products will offset any declines in revenues from CU-SeeMe and White Pine's legacy connectivity products in fiscal 1998.

    As a result of the foregoing factors, the Company may incur further losses in the future. There can be no assurance that the Company will achieve profitable operations in any future period.

RELIANCE ON UNPROVEN NEW PRODUCT

    MeetingPoint was released in November 1997, and White Pine therefore has had only a limited opportunity to determine the extent to which MeetingPoint will succeed in the marketplace. MeetingPoint represents the first available Internet server that incorporates H.323 industry standards, effectively allowing interoperability among various videoconferencing clients. As is typical for a new product in a rapidly developing industry, demand for and market acceptance of MeetingPoint are subject to a high level of uncertainty. The Company expects that sales of its legacy connectivity products and CU-SeeMe will decline during the foreseeable future. As a result, the Company's future success will depend significantly on its ability to market MeetingPoint successfully and on its ability to develop and introduce new products and to continue to improve the performance, features and reliability of its products, including MeetingPoint, in response to both competing product offerings and evolving marketplace demands. There can be no assurance that the Company will be successful in marketing MeetingPoint or developing new products or that any new products will be accepted in the marketplace. The inability of MeetingPoint to achieve anticipated revenue volumes or operational difficulties with the product could all have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

    The market for multimedia conferencing products and services is extremely competitive, and the Company expects that competition will intensify in the future. The Company believes that the principal competitive factors in the multimedia group conferencing industry are price, video and audio quality, interoperability, functionality, reliability, service and support, hardware platforms supported, and vendor and product reputation. The Company believes that its ability to compete successfully will depend on a number of factors both within and outside its control, including the adoption and evolution of industry standards, the pricing policies of its competitors and suppliers, the timing of the introduction of new software products and services by the Company and others, the Company's ability to hire and retain quality employees, and industry and general economic trends. In addition, because the barriers to entry in the software market are relatively low and the potential market is large, the Company anticipates continued growth in the industry and the entrance of new competitors in the future.

    In the multimedia conferencing market, the Company currently competes, or expects to compete, directly or indirectly with the following categories of companies: (i) traditional hardware-based videoconferencing companies, such as Intel Corporation, PictureTel Corporation, VTEL Corporation and Compression Labs Incorporated; (ii) emerging videoconferencing technology companies, such as Cinecom Corporation, Connectix Corporation, Creative Labs, Inc. and VDONet Corp.; (iii) vendors of operating systems and browsers such as Microsoft Corporation, which in 1997 introduced NetMeeting, a product that enables video, audio and data communication over the Internet; (iv) videoconferencing support companies, such as VideoServer, Inc., Lucent Technologies, Inc. and Accord Ltd.; and (v) distance learning solution vendors, such as Centra Software, Incorporated, and DataBeam Corporation.

    Currently, Microsoft's NetMeeting, introduced in 1997, presents the most direct competition for CU-SeeMe. Microsoft has significantly greater resources, including sales and marketing resources, than the Company, and is able to bundle NetMeeting with its Internet Explorer software. NetMeeting supports Windows 95 and Windows NT, and is H.323 compliant.

    H.323 is being rapidly adopted by the industry as the global standard for group conferencing products. A number of companies have announced their intention to develop and commercialize a server product to compete directly with MeetingPoint, including PictureTel Corporation, VideoServer Incorporated, and DataBeam Corporation. In addition, it is likely that other companies will also enter this market in the near future.

    ClassPoint will compete with other distance learning and distance training products in educational, corporate and governmental markets. Competing products include Contigo Itinerary (Web-based Java PowerPoint delivery), Lotus LearningSpace (Domino-based materials delivery and asynchronous discussions), RealNetworks (one-to-many streaming video and media), PlaceWare Auditorium (delivery of interactive presentations to multiple sites), Ilinc's LearnLinc (instructor-controlled, multi-point audio and Web tours, with point-to-point video supplied by Intel for extra cost), and DataBeam's LearningServer (instructor-led application-sharing without audio or video).

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

    The Company plans to continue updating the legacy software offerings, primarily in support of its large installed base. Legacy connectivity products represented 35% of total revenue in the year ended December 31, 1997 as compared with 56% in the year ended December 31, 1996. The Company expects these revenues to continue to decline as the Company maintains a marketing strategy focus on group conferencing products.

    Many of the Company's current and potential competitors, including Hummingbird Communications Ltd., Intel Corporation, International Business Machines Corporation, Microsoft Corporation, PictureTel Corporation and VideoServer, Inc., have significantly longer operating histories and significantly greater managerial, financial, marketing, technical and other competitive resources, as well as greater name recognition, than the Company. As a result, the Company's competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the promotion and sale of their products and services. There can be no assurance that the Company will be able to compete successfully with existing or new competitors. In addition, competition could increase if new companies enter the market or if existing competitors expand their service offerings. An increase in competition could result in material price reductions or loss of market share by the Company and could have a material adverse effect on the Company's business, financial condition and results of operations.

    To remain competitive, the Company will need to continue to invest in research and development and sales and marketing. There can be no assurance that the Company will have sufficient resources to make such investments or that the Company will be able to make the technological advances necessary to remain competitive. In addition, current and potential competitors have established or may in the future establish collaborative relationships among themselves or with third parties, including third parties with which the Company has a relationship, to increase the visibility and utility of their products and services. Accordingly, it is possible that new competitors or alliances may emerge and rapidly acquire a significant market share. Such an eventuality could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    As a result of the foregoing factors, it is possible that in some future quarter the Company's results of operations will be below prior results or the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

RELIANCE ON SIGNIFICANT CUSTOMERS

    Sales to a primary distributor represented 14% of the Company's total revenue in the each of fiscal years ended December 31, 1997, and 1996. Sales to a second primary distributor represented 14% in the fiscal year ended December 31, 1997. The loss of, or a significant curtailment of, purchases by either distributor, including a loss or curtailment due to factors outside of the Company's control, would have a material adverse effect on the Company's business, financial condition, and results of operations.

DEPENDENCE UPON LICENSE AGREEMENT; LIMITED PROPRIETARY PROTECTION

    The Company's success is heavily dependent upon its proprietary technology. The Company's videoconferencing products, CU-SeeMe and MeetingPoint, are commercial versions of Freeware CU-SeeMe and its related server. The Company's ability to develop, modify, market, distribute and sublicense CU-SeeMe and MeetingPoint, as well as the right to use the trademark "CU-SeeMe," derives entirely from the License Agreement with the Cornell Foundation. In order to maintain the exclusivity provisions of the License Agreement, the Company must meet certain staffing, product introduction and sublicensing obligations. There can be no assurance that the Company will meet these obligations. Any failure to meet such obligations will permit the Cornell Foundation to grant licenses to other companies, including competitors of the Company, to develop, sell and sublicense commercial versions of Freeware CU-SeeMe and its related server. In addition, the Company's right to issue sublicenses is contingent upon the Company's continued marketing of commercial versions of Freeware CU-SeeMe and its related server. Even if the Company fulfills such obligations, the License Agreement has a fixed term ending December 31, 2000. Although the License Agreement contains certain provisions for automatic annual renewal, the License Agreement may be terminated by the Cornell Foundation for "cause." Under the License Agreement, "cause" includes failure by the Company to pay any amount due under the License Agreement, if not cured within 30 days of written notice of such failure to pay, or any "material breach" of the License Agreement by the Company, if not cured within 90 days of written notice of such breach. Material breach includes failure to exercise due diligence to develop, manufacture and market commercial versions of Freeware CU-SeeMe and its related server, failure to grant sublicenses as required by the License Agreement, failure to maintain quality control over the Company's commercial versions of Freeware CU-SeeMe and its related server, and failure to develop and exploit the market to the extent necessary to meet the Company's minimum royalty obligations under the License Agreement. Any termination of the License Agreement would have a material adverse effect on the Company's business, financial condition and results of operations. The License Agreement requires that the Company pay royalties based on the Company's net revenue from its commercial versions of Freeware CU-SeeMe and its related server (subject to certain minimum per-copy royalties) and share sublicensing income with the Cornell Foundation. The License Agreement also requires that the Company make certain annual minimum royalty payments. The failure to pay any such minimum amount would constitute "cause" for termination of the License Agreement, as described above. Moreover, Freeware CU-SeeMe and its related server are freely available on the Internet. Such availability may adversely affect sales of licenses for CU-SeeMe and MeetingPoint. The Company also depends upon the Cornell Foundation, as the owner of the trademark "CU-SeeMe," to protect and enforce rights in the trademark. Any failure of the Cornell Foundation to protect or enforce such rights could substantially impair the value of such trademark and the Company's rights to use such trademark.

    The Company currently has no patents and relies primarily on copyright, trademark and trade secrets law, as well as employee and third-party non-disclosure agreements, to protect its intellectual property. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of its technology or independent development by others of similar technology. The Company's products, including CU-SeeMe, MeetingPoint and ClassPoint, are licensed to customers under "shrink wrap" licenses included as part of the product packaging. Although in certain sales the Company's shrink wrap licenses are accompanied by specifically negotiated agreements signed by the licensee, in most cases its shrink wrap licenses are not negotiated with or signed by individual licensees. Certain provisions of the Company's shrink wrap licenses, including provisions limiting the Company's liability and protecting against unauthorized use, copying, transfer and disclosure of the licensed program, may be unenforceable under the laws of certain jurisdictions. Also, the Company has delivered certain technical data and information relating to CU-SeeMe and MeetingPoint to the United States government and, as a result, the United States government may have unlimited rights to use such technical data and information or to authorize others to use such technical data and information. There can be no assurance that the United States government will not authorize others to use such technical data and information for purposes competitive with those of the Company. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do laws in the United States. There can be no assurance that the protections afforded by the laws of such countries will be adequate to protect the Company's proprietary rights, the unenforceability of any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Litigation may be necessary to enforce the Company's intellectual property rights or to protect the Company's trade secrets. Any such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

    Revenue from international sales represented 27% and 30% of the Company's total revenue in the fiscal years ended December 31, 1997 and 1996, respectively. As part of its business strategy, the Company intends to seek opportunities to expand its product and service offerings into additional international markets. The Company believes that expansion into new international markets is critical to the Company's ability to continue to grow and to market its products and services. There can be no assurance that the Company will be successful in developing localized versions of its products for new international markets or in marketing or distributing products and services in these markets. The Company's international business may be adversely affected by changing economic conditions in foreign countries. The majority of the Company's sales are currently denominated in U.S. dollars, but there can be no assurance that a significantly higher level of future sales will not be denominated in foreign currencies. To the extent the Company makes sales denominated in currencies other than U.S. dollars, fluctuations in exchange rates may contribute to fluctuations in the Company's business, financial condition and results of operations. Conducting an international business inherently involves a number of other difficulties and risks, such as export restrictions, export controls relating to technology, compliance with existing and changing regulatory requirements, tariffs and other trade barriers, difficulties in staffing and managing international operations, longer payment cycles, problems in collecting accounts receivable, software piracy, political instability, seasonal reductions in business activity in Europe and certain other parts of the world during the summer months, and potentially adverse tax consequences. There can be no assurance that one or more of these factors will not have a material adverse effect on any international operations established by the Company and, consequently, on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH CREATING AND ACCESSING NEW DISTRIBUTION CHANNELS

    The Company's primary strategy for marketing its group conferencing products is to form channel relationships in key markets with major distributors. The Company also intends to license its group conferencing products to OEMs, value-added resellers ("VARs") and additional distributors for bundling with their products and services. The Company expects that its future success will depend in large part upon these OEMs, VARs and distributors. The performance of these OEMs, VARs and distributors will be outside the control of the Company, and the Company is unable to predict the extent to which these organizations will be successful in marketing and selling its group conferencing products or products incorporating its group conferencing products. The Company's failure to establish relationships with OEMs, VARs and distributors could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's distributors typically carry the products of competitors of the Company, many of whom have substantially greater financial resources than the Company. The distributors have limited capital to invest in inventory, and their decisions to purchase the Company's products and, in the case of retail stores, to give them critical shelf space, are partly a function of pricing, terms and special promotions offered by the Company and its competitors, over which the Company has no control and which it cannot predict.

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

RISK OF PRODUCT DEFECTS, INCLUDING YEAR 2000 DEFECTS

    Software developed and incorporated by the Company may contain significant undetected errors when first released or as new versions are released. Although the Company tests its software before commercial release, there can be no assurance that errors in the software will not be found after customers begin to use the software. CU-SeeMe 3.1 which was released in November 1997, corrects a number of such errors in CU-SeeMe 3.0 and supports relevant Internet and ITU standards and incorporates a number of new features. Any error in MeetingPoint
3.0 and CU-SeeMe 3.1, or the Company's other products may result in decreased revenue or increased expenses because of adverse publicity, reduced orders, product returns, uncollectible accounts receivable, delays in collecting accounts receivable, and additional and unexpected costs of further product development to correct the errors. Any of these results could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company is a defendant in six lawsuits pending in New York federal and state courts in which the plaintiffs claim to suffer from carpal tunnel syndrome, or "repetitive stress injuries," as a result of having used computer keyboards that are alleged to have been defectively designed by a predecessor of the Company. See "Item 3--Legal Proceedings". None of these suits has reached trial and additional information detrimental to the Company could be developed in the course of discovery. Although the Company has established a reserve for these suits that the Company believes is adequate, there can be no assurance that the Company's liabilities under these suits will not substantially exceed that reserve.

    Many currently installed computer and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. As a result, computer systems and software used by many companies may need to be upgraded to comply with these "Year 2000" requirements. Significant uncertainty exists in the computer and software industry concerning the potential effects associated with Year 2000 compliance.

    Since initial development, White Pine's software products have been designed and tested to properly interpret dates for the Year 2000 and beyond. As a result, the Company believes that its software products are Year 2000 capable and reflect all necessary date code changes.

    The Company utilizes off-the-shelf and custom software developed internally and by third parties. For example, the Company's group conferencing products (CU-SeeMe, MeetingPoint and ClassPoint) integrate third-party software that may not be Year 2000 compliant. Any failure by the Company to identify a Year 2000 problem in other third-party software could cause errors that materially impair the utility of one or more of the Company's products. Even if such a problem is defined, resolution of the problem may require significant expenditures and may not be achievable by January 1, 2000. In addition, certain of the third-party software or hardware used by customers of the Company in conjunction with the Company's software products may not be Year 2000 compliant. For example, the host computers to which the Company's legacy connectivity products (WebTerm, eXodus and 5PM Term) are connected may not be Year 2000 compliant.

    Based upon its testing to date, White Pine does not expect that its business, financial condition, results of operations or cash flows will be materially adversely affected by any failure of third-party software or hardware to interpret Year 2000 data correctly. No assurance can be given, however, that the Company will not be required to make significant expenditures in connection with the ongoing design and testing of its software products for Year 2000 compatability, and any related modifications or other developmental work that may be required to cause those services and products to be Year 2000 compatible. Further, there can be no assurance that potential interruptions or the costs necessary for such testing and modifications will not have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

DEPENDENCE ON THIRD-PARTY SOFTWARE

    In addition to Freeware CU-SeeMe and its related server, the Company depends upon certain other software and products that it licenses from third parties, including voice compression technology from Voxware, Inc., global Internet conferencing "white pages" software from Four11 Corporation, audio and video codec software from Lucent Technologies and white board software from DataBeam Corporation. Certain of these licenses are for limited terms, have certain minimum royalty obligations or may be terminated if the Company breaches the terms of the license. There can be no assurance that these suppliers will continue to license this software to the Company on commercially reasonable terms.

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

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

    The Company is not currently subject to direct federal, state or local government regulation, other than regulations applicable to businesses generally. There is currently only a small body of laws and regulations directly applicable to access to or commence on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted at the federal, state and local levels with respect to the Internet, covering issues such as user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security and the convergence of traditional telecommunications services with Internet communications. Although sections of the CDA that, among other things, proposed to impose criminal penalties on anyone distributing "indecent" material to minors over the Internet, were held to be unconstitutional by the U.S. Supreme Court, there can be no assurance that similar laws will not be proposed and adopted. The nature of such similar legislation and the manner in which it may be interpreted and enforced cannot be fully determined, and, therefore, legislation similar to the CDA could subject to the Company and/or its customers to potential liability, which in turn could have an adverse effect on the Company's business, results of operations and financial condition. The adoption of any such laws or regulations might decrease the growth of the Internet, which in turn could decrease the demand for the services of the Company or increase the cost of doing business or in some other manner have a material adverse effect on the Company's business, results of operations or financial condition. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Changes to such laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace which could reduce demand for the services of the Company or increase the cost of doing business as a result of costs of litigation or increased service delivery costs, or could in some other manner have a material adverse effect on the Company's business, results of operations and financial condition. In addition, as the Company's products are available over the Internet in multiple states and foreign countries, such jurisdictions may claim that the Company is required to qualify to do business as a foreign corporation in each such state or foreign country. The Company is qualified to do business in only a limited number of states, and failure by the Company to qualify as a foreign corporation in a jurisdiction where it is required to do so could subject the Company to taxes and penalties for the failure to qualify and could result in the inability of the Company to enforce contracts in such jurisdictions. Any such new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to the Company's business, could have a material adverse effect on the Company's business, results of operations and financial condition.

    In March 1996, ACTA, a group of telecommunications common carriers, filed the ACTA Petition with the FCC, arguing that providers (such as the Company) of computer software products that enable voice transmission over the Internet ("Internet telephone" services) are operating as common carriers without complying with various regulatory requirements and without paying certain charges required by law. The ACTA Petition argues that the FCC has the authority to regulate both the Internet and the providers of "Internet telephone" services and requests that the FCC declare its authority over interstate and international telecommunications services using the Internet, initiate rulemaking proceedings to consider rules governing the use of the Internet for the provision of telecommunications services, and order providers of "Internet telephone" software to immediately cease the sale of such software pending such rulemaking. Certain parties have filed comments with the FCC regarding the ACTA Petition. The Company is unable to predict the outcome of this proceeding. In December 1996 the FCC stated that it intended to address the legal questions raised by the ACTA Petition in a future proceeding but has not yet done so. Any action by the FCC to grant the relief sought by ACTA or otherwise to regulate use of the Internet as a medium of communication, including any action to permit local exchange carriers to impose additional charges for connections used for Internet access, could have a material adverse effect on the Company's business, financial condition and results of operations.

POSSIBLE VOLATILITY OF STOCK PRICE

    Factors such as quarterly variations in the Company's results of operations, announcements of technological innovations or new products by the Company, its competitors and others, market conditions in the industry and changes in financial estimates by public market analysts may cause the market price of the Company's Common Stock to fluctuate significantly. In addition, the stock market in general has recently experienced substantial price and volume fluctuations, which have affected the market prices of many high technology companies, particularly Internet-related companies, and which have often been unrelated to the operating performance of such companies. These broad market fluctuations may materially and adversely affect the market price of the Company's Common Stock. Following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Any such litigation against the Company could result in substantial costs and diversion of management's attention and other resources, which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 5. Market for Common Equity and Related Stockholder Matters."

ANTI-TAKEOVER EFFECT OF CHARTER PROVISIONS, BY-LAWS AND DELAWARE LAW

    The Company's Amended and Restated Certificate of Incorporation (the "Charter") and Amended and Restated By-Laws (the "By-Laws") contain provisions that could discourage takeover attempts or make more difficult the acquisition of a substantial block of the Company's Common Stock. The Charter provides that stockholders may act only at meetings of stockholders and not by written consent in lieu of a stockholders' meeting. The By-Laws provide that special meetings of the Company's stockholders may be called by the President and must be called by the President or the Secretary at the written request of a majority of the directors. The By-Laws provide that nominations for directors may not be made by a stockholder at any annual or special meeting thereof unless the stockholder intending to make a nomination notifies the Company of its intentions a specified number of days in advance of the meeting and furnishes to the Company certain information regarding itself and the intended nominee. The By-Laws also require a stockholder to provide to the Secretary of the Company advance notice of business to be brought by such stockholder before any annual or special meeting of stockholders as well as certain information regarding such stockholder and others known to support such proposal and any material interest they may have in the proposed business. These provisions could delay any stockholder actions that are favored by the holders of a majority of the outstanding stock of the Company until the next stockholders' meeting. These provisions may also discourage another person or entity from making a tender offer for the Common Stock, because such person or entity, even if it acquired a majority of the outstanding stock of the Company, could only take action at a duly called stockholders' meeting and not by written consent. In addition, the Board of Directors is authorized to issue shares of Common Stock and Preferred Stock which, if issued, could dilute and adversely affect various rights of the holders of Common Stock and, in addition, could be used to discourage an unsolicited attempt to acquire control of the Company.

    The Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibit the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person becomes an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 may limit the ability of stockholders to approve a transaction that they may deem to be in their best interests. The foregoing and other provisions of the Charter and the By-Laws and the application of Section 203 of the Delaware General Corporation Law could deter certain takeovers or tender offers or could delay or prevent certain changes in control or management of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

ITEM 2. DESCRIPTION OF PROPERTY

    The Company conducts its operations from its headquarters in Nashua, New Hampshire and facilities in San Jose, California and LaGaude, France.

    The facility in New Hampshire contains approximately 27,000 square feet, including 16,000 square feet for engineering and office space, 4,500 square feet for production space, and 6,500 square feet for storage. The Company leases its office in New Hampshire from an unaffiliated party under the terms of a five-year lease ending July 1, 2001 in which the Company is responsible for maintenance, repairs, taxes, insurance, and utilities. Base rent is $117,975 for 1998, $130,453 for 1999, $142,931 for 2000, and $81,675 for the first half of
2001. Renewal options for 3 two-year terms are available to the Company.

    The facility in California contains approximately 5,000 square feet of engineering and office space, which was reduced from 10,000 square feet in the first half of 1997. The Company leases its office in California from an unaffiliated party under the terms of a five year lease ending December 31, 2001. The Company is responsible only for its own utility expenses and increases in common operating expenses beyond the level incurred in the first year of the lease. Base rent is $78,756 for 1998, $83,628 for 1999, $83,628 for 2000, and
$88,788 for 2001. The Company has the right to terminate the lease, with proper notice, at any time after July 1, 1999.

    The facility in France contains approximately 8,000 square feet of engineering and office space and 2,000 square feet of production space. The Company leases its office in France from several unaffiliated parties under a series of similar leases which end July 31, 1999, in which the Company is responsible for maintenance, repairs, taxes, insurance, and utilities. Base rent is $60,889 for 1998 and $28,501 for the first seven months of 1999.

ITEM 3. LEGAL PROCEEDINGS

    The Company is a defendant in six lawsuits pending in New York federal and state courts (the "RSI Suits") in which the plaintiffs claim to suffer from carpal tunnel syndrome, or "repetitive stress injuries," as a result of having used computer keyboards (the "Keyboards") that are alleged to have been defectively designed. The Keyboards were supplied, and possibly designed and manufactured, by Ontel Corporation. The assets of Ontel Corporation were purchased in 1982 by Visual Technology, Inc. ("Visual"), a predecessor of Visual T.I., Inc. ("VTI"), which in turn is a predecessor of the Company. See "Item 1. Description of Business--Overview." The RSI Suits, which seek money damages, were brought from February 1992 to June 1996 by employees of New York Telephone, which purchased the Keyboards from Lockheed Electronics Corporation. One or more of Visual, Ontel Corporation, Lockheed Electronic Corporation and Key Tronics Corporation, a subcontractor for certain of the Keyboards, are named as co-defendants in certain of the RSI Suits. New York Telephone employees are also proceeding with 29 suits that name as defendants only Visual and/or Ontel Corporation. The Company could be named as a defendant in these cases. None of the RSI Suits has reached trial and additional information detrimental to the Company could be developed in the course of discovery.

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

    From time to time, the Company may be exposed to litigation arising out of its products, services and operations. As of the date of this Annual Report, the Company is not engaged in any legal proceedings of a material nature, other than the RSI Suits.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of securities holders of the Company during the quarter ended December 31, 1997.

                                    PART II

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

                                                                          HIGH        LOW
                                                                        ---------  ---------
FISCAL 1996
  Fourth Quarter (commencing October 11, 1996)........................  9 1/8      6 1/2

FISCAL 1997
  First Quarter.......................................................  6 5/8      2 1/4
  Second Quarter......................................................  3 3/8      2 1/2
  Third Quarter.......................................................  4 15/16    2
  Fourth Quarter......................................................  5 13/16    2 5/8

    As of March 18, 1998 there were 163 holders of record of the Common Stock who held an aggregate of 9,309,020 shares of Common Stock as nominees for an undisclosed number of beneficial holders.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    THIS FORM 10-KSB CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, INCLUDING THE FACTORS SET FORTH ABOVE IN "ITEM 1A. RISK FACTORS," THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE AND ACHIEVEMENTS OF WHITE PINE SOFTWARE, INC. TO DIFFER MATERIALLY FROM THOSE INDICATED BY THE FORWARD-LOOKING STATEMENTS.

OVERVIEW

    The Company develops, markets and supports multi-platform desktop multimedia software that facilitates worldwide video and audio communication and data collaboration across the Internet, intranets and other networks using IP. The Company's desktop videoconferencing software products, CU-SeeMe and MeetingPoint, create a client-server solution that allows users to participate in real-time, multipoint videoconferences over the Internet and intranets. In November 1997, the Company began commercial shipments of MeetingPoint, the first multimedia conferencing server software to implement the ITU H.323 standard for conferencing over packet networks. MeetingPoint enables any standards-based client to participate in full multipoint group conferences. Further building upon the core CU-SeeMe and MeetingPoint technologies, the Company has developed ClassPoint, an integrated vertical solution for distance learning and distance training, which is scheduled to be shipped commercially in April 1998.

    In June 1995, as a part of its continuing plan to focus on software connectivity products, the Company entered into the License Agreement with the Cornell Foundation, which granted to the Company the exclusive worldwide right to develop, modify, market, distribute and sublicense commercial versions of Freeware CU-SeeMe and its related software-only multipoint conferencing server. The Company commenced shipments of the initial commercial versions of CU-SeeMe and the White Pine Reflector (the predecessor of MeetingPoint) in March 1996 and May 1996, respectively. The Company anticipates that its revenue growth, if any, will depend on increased sales of MeetingPoint and other multimedia server solutions, such as ClassPoint. Accordingly, the Company intends to continue to devote a substantial portion of its research and development and sales and marketing resources to technologies related to group conferencing.

    On May 22, 1997, the Company renegotiated the terms of its License Agreement with the Cornell Foundation. The principal changes to the agreement were a $1,000,000 prepayment of royalties by the Company to the Cornell Foundation and a decrease in the revenue-based royalties. The renegotiated terms were retroactive to January 1, 1997. The Company is still subject to minimum royalty payments.

    Effective January 1, 1997, the Company changed its interim fiscal reporting periods from calendar quarters to quarters consisting of thirteen weeks.

    The Company's revenue is derived from software license fees and fees for services related to its software products, primarily software maintenance fees. During fiscal 1997, the Company recognized revenue in accordance with the American Institute of Certified Public Accountants Statement of Position No. 91-1, "Software Revenue Recognition." For fiscal year 1998, the Company is recognizing revenue in accordance with AICPA Statement of Position 97-2, "Software Revenue Recognition." See "Item 6. Recent Accounting Pronouncements." Software license revenue is recognized upon execution of a contract or purchase order and shipment of the software, net of allowances for estimated future returns, provided that no significant obligations on the part of the Company remain outstanding and collection of the related receivable is deemed probable by management. An allowance for product returns is recorded by the Company at the time of sale and is measured periodically to adjust to changing circumstances, including changes in retail sales. Software maintenance fees, which are generally payable in advance and are non-refundable, are recognized ratably over the period of the maintenance contract, typically twelve months. Revenue from training and consulting services is recognized as services are provided. Software license fees, consulting fees and training fees that have been prepaid or invoiced but that do not yet qualify for recognition as revenue under the Company's policy, and prepaid maintenance fees not yet recognized as revenue, are reflected as deferred revenue.

    Research and development expenses are charged to income as incurred. In accordance with the Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company capitalizes software development costs once the technological feasibility of a product has been established, which the Company considers to occur when a commercially viable working model of a product has been produced and tested. Capitalized software development costs at December 31, 1997 were not material.

RESULTS OF OPERATIONS

    The following table sets forth certain consolidated financial data from the Company's statement of operations as a percentage of total revenue for the fiscal years ended December 31, 1997 and 1996.

                                                              YEARS ENDED DECEMBER
                                                                      31,
                                                              --------------------
                                                                1997       1996
                                                              ---------  ---------
Revenue:
  Software license fees.....................................       88.6%      90.0%
  Services and other........................................       11.4       10.0
                                                              ---------  ---------
    Total revenue...........................................      100.0      100.0
Cost of revenue.............................................       17.1       19.0
                                                              ---------  ---------
Gross Profit................................................       82.9       81.0
                                                              ---------  ---------
Operating expenses:
  Sales and marketing.......................................       71.8       56.8
  Research and development..................................       51.8       32.7
  General and administrative................................       23.4       23.9
  Restructuring charge......................................        6.0     --
                                                              ---------  ---------
    Total operating expenses................................      153.0      113.5
                                                              ---------  ---------
Income (loss) from operations...............................      (70.1)     (32.5)
Interest income and other, net..............................        8.4        2.0
Provision for income taxes..................................       (0.1)      (0.7)
                                                              ---------  ---------
Net income (loss)...........................................      (61.8)%     (31.2)%
                                                              ---------  ---------
                                                              ---------  ---------

FISCAL YEAR ENDED DECEMBER 31, 1997 COMPARED TO FISCAL YEAR ENDED DECEMBER 31,
  1996

    REVENUE. Total revenue decreased by 5% to $11,052,000 in the year ended December 31, 1997 from $11,666,000 in the year ended December 31, 1996. The decrease resulted primarily from the 41% decline in legacy connectivity revenues year-over-year, offset in part by the 43% increase in multimedia group conferencing revenues over prior year. Multimedia group conferencing revenue was $6,369,000 in 1997 as compared to $4,461,000 in 1996. In 1997, 75% of multimedia group conferencing revenue was from the client and 25% was from the server. This compared to 93% and 7%, respectively, in 1996. Server revenue was $1,592,000 in 1997, 37% of which was from MeetingPoint which shipped only in November and December of 1997. Revenue from sales outside the United States comprised 27% and 30% of total revenue for the years ended December 31, 1997 and 1996, respectively. During the years ended December 31, 1997 and 1996, one distributor accounted for approximately 14% of the Company's total revenue, and a second distributor accounted for 14% of total revenue for the year ended December 31, 1997.

    COST OF REVENUE. Cost of revenue consists principally of royalties and associated amortization of paid license fees relating to third-party software included in the Company's products, as well as costs of product media, manuals, packaging materials, product localization for international markets, duplication and shipping. Cost of revenue as a percentage of total revenue decreased to 17% for the year ended December 31, 1997 as compared to 19% for the year ended December 31, 1996. The percentage decrease resulted primarily from lower royalty payments under the Company's revised agreement with the Cornell Foundation. Certain third-party software incorporated within CU-SeeMe and MeetingPoint bears higher royalty rates than the software incorporated in the Company's other product lines and also requires payment of up-front fees that are amortized over the respective periods of the software licenses. The Company intends to continue its strategy of improving the features and functionality of its products, particularly MeetingPoint and future products incorporating MeetingPoint technology, through the incorporation of third-party software and, as a result, the cost of revenue as a percentage of total revenue may continue to fluctuate.

    SALES AND MARKETING. Sales and marketing expense consists primarily of costs associated with sales and marketing personnel, sales commissions, trade shows, advertising and promotional materials. Sales and marketing expense increased by 20% to $7,939,000 in the year ended December 31, 1997 from $6,631,000 in the year ended December 31, 1996, and increased as a percentage of total revenue to 72% in the year ended December 31, 1997 from 57% in the year ended December 31, 1996. The dollar and percentage increases in sales and marketing expense for the year ended December 31, 1997 were attributable to increased advertising, ad production, and trade show activity, particularly in connection with the product launch of MeetingPoint.

    RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of costs of personnel and equipment. Research and development expense increased by 50% to $5,722,000 in the year ended December 31, 1997 from $3,819,000 in the year ended December 31, 1996. Research and development expense represented 52% and 33% of total revenue for the years ended December 31, 1997 and 1996, respectively. The dollar and percentage increases in research and development expenses for the year ended December 31, 1997 were primarily attributable to rapid personnel growth in the first two quarters of the fiscal year. A Company-wide restructuring in June 1997 reduced the number of research and development personnel. See "Restructuring Charge" below. To a lesser extent, consulting fees related to server development also contributed to the increased expense in the year ended December 31, 1997.

    GENERAL AND ADMINISTRATIVE. General and administrative expense consists of administrative, financial and general management activities, including legal, accounting and other professional fees. General and administrative expense decreased by 7% to $2,586,000 in the year ended December 31, 1997 from $2,794,000 in the year ended December 31, 1996 and remained flat as a percentage of total revenue of 24% in the years ended December 31, 1997 and 1996. The decrease in total general and administrative expense was due primarily to the change in senior management and reduction in headcount in June 1997.

    PROVISION FOR INCOME TAXES. The Company's provision for income taxes consists of federal alternative minimum taxes and state and foreign income taxes. At December 31, 1997, the Company had cumulative federal net operating loss carryforwards of approximately $15,695,000. See Note 5 of Notes to the Company's Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

    The Company used cash of $8,594,000 in the year ended December 31, 1997, as compared with $21,524,000 cash generated in the year ended December 31, 1996.

    Cash used in the year ended December 31, 1997 was comprised largely of the net loss of $6,826,000, and investing activities of $1,316,000 for the purchases of third-party software licenses and capital expenditures. These capital expenditures consisted principally of purchases of computer and networking systems. The Company also paid the Cornell Foundation $1,000,000 in prepaid software royalties in the year ended December 31, 1997. The Company's investing activities used cash of $1,121,000 in the year ended December 31, 1996. Cash used in investing activities in 1996 was primarily for the purchase of capital expenditures, and for third-party software licenses. Capital expenditures totaled $703,000 for the year ended December 31, 1996.

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

    On December 20, 1996, the Company entered into a new commercial loan agreement with Fleet Bank-NH (the "Bank") providing for a $3,000,000 revolving line of credit and a separate term loan in the initial principal amount of $53,000. The revolving line of credit expires on June 30, 1998. Borrowings under the line of credit and the term loan are secured by substantially all of the Company's assets, including a $515,000 certificate of deposit and all of the Company's computer software products (including all source code, object code, copyrights, trademarks and patents, if any, relating thereto). Amounts outstanding under the line of credit and the term loan bear interest at the Bank's prime rate plus 0.5% (9.0% at December 31, 1997).

    The commercial loan agreement requires that the Company provide the Bank with certain periodic financial reports and comply with certain financial and other ratios, including maintenance of a minimum net worth, a maximum ratio of total liabilities to tangible net worth, a minimum ratio of current assets to current liabilities and cumulative profitability levels for the years 1997 and 1998. At December 31, 1997 and December 31, 1996, no borrowings were outstanding under the revolving line of credit and $28,000 and $39,000 were outstanding under the term loan, respectively. At December 31, 1997, the available borrowing amount was $645,000 based on qualified accounts receivables.

    Since initial development, White Pine's software products have been designed and tested to properly interpret dates for the Year 2000 and beyond. As a result, the Company believes that its software products are Year 2000 capable and reflect all necessary date code changes. Based upon its testing to date, White Pine does not expect that its business, financial condition, results of operation or cash flows will be materially adversely affected by any failure of third-party software or hardware to interpret Year 2000 data correctly. No assurance can be given, however, that the Company will not be required to make significant expenditures in connection with the ongoing design and testing of its software products for Year 2000 compatibility, and any related modifications or other developmental work that may be required to cause those services and products to be Year 2000 compatible. Further, there can be no assurance that potential interruptions or the costs necessary for such testing and modifications will not have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. See "Item 1A. Risk Factors--Risk of Product Defects, including Year 2000 Defects."

    At December 31, 1997, the Company had cash and cash equivalents of $14,704,000 and working capital of $15,732,000. The Company believes that its current cash and cash equivalents (including proceeds from its initial public offering), funds generated from operations (if any) and borrowings under its bank line of credit, will be sufficient to fund the Company's operations and capital expenditures through fiscal 1998. Thereafter, the Company's liquidity will be materially dependent upon its internally generated funds and its ability to obtain funds from additional equity or debt financings from external sources.

RESTRUCTURING CHARGE

    In the fiscal quarter ended July 4, 1997, the Company reorganized its operations and recorded a restructuring charge in the amount of $661,000 as a result of a change in senior management and a reduction in its workforce. This amount consisted primarily of severance payments, outplacement expenses, and related fees for 26 employees who were laid off at the quarter end. The reorganization reflected the Company's decision to focus its resources on its Web-based conferencing and connectivity products, and to terminate support, development, and sales of certain older product lines. At December 31, 1997, the Company's remaining restructuring liability was $91,000. This amount represents severance payments that will continue to be paid through June 1998.

INFLATION

    Although certain of the Company's expenses increase with general inflation in the economy, inflation has not had a material impact on the Company's financial condition or results of operations to date.

NET LOSS PER COMMON SHARE

    In 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Pursuant to the previous requirements of the Securities and Exchange Commission (the "SEC"), common shares and common share equivalents issued by the Company during the twelve-month period prior to the initial public offering of the Company's common stock had been included in the calculations as if they were outstanding for all periods prior to the offering in August 1996 whether or not they were anti-dilutive. In February 1998, the SEC issued Staff Accounting Bulletin 98 which, among other things, conformed prior SEC requirements to SFAS 128 and eliminated inclusion of such shares in the computation of earnings per share. All earnings per share amounts for all periods have been presented, and, where appropriate, restated to conform to SFAS 128 and SEC requirements.

    Basic net loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants using the treasury stock method.

RECENT ACCOUNTING PRONOUNCEMENTS

    In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. SFAS 129 was effective for financial statements for the periods ending after December 15, 1997 and did not have a material impact on the Company's financial statement disclosures.

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements for periods beginning after December 15, 1997. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from nonowner sources. Examples of items to be included in comprehensive income which are excluded from net income include cumulative translations adjustments resulting from consolidation of foreign subsidiaries' financial statements and unrealized gains and losses on available-for-sale securities. Reclassification of financial statements for earlier periods for comparative purposes is required. The Company will adopt SFAS 130 beginning in 1998 and does not expect such adoption to have a material effect on its consolidated financial statements.

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement establishes standards for the way companies report information about operating segments in annual financial statements for periods beginning after December 15, 1997. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt SFAS 131 beginning in fiscal 1998 and does not expect such adoption to have a material effect on its consolidated financial statements.

    In October 1997 the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 97-2 SOFTWARE REVENUE RECOGNITION. This statement supersedes SOP 91-1, SOFTWARE REVENUE RECOGNITION, and provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions entered into fiscal years beginning after December 15, 1997. The Company will adopt SOP 97-2 beginning in fiscal 1998 and does not expect such adoption to have a material effect on its consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS

    The following statements are included after page 41 of this Annual Report and form a part hereof:

                                                                                                               PAGE
                                                                                                             ---------

Report of Independent Auditors.............................................................................        F-1
Consolidated Balance Sheets as of December 31, 1997 and 1996...............................................        F-2
Consolidated Statements of Operations for the years ended December 31, 1997 and 1996.......................        F-3
Consolidated Statements of Stockholders', Equity for the years ended December 31, 1997 and 1996............        F-4
Consolidated Statements of Cash Flows for the years ended December 31, 1997 and 1996.......................        F-5
Notes to Consolidated Financial Statements.................................................................        F-6

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There were no changes or disagreements with accountants on accounting or financial disclosure matters during the fiscal year ended December 31, 1997 or the fiscal year ended December 31, 1996.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

    The Directors and executive officers of the Company, and their ages and positions as of March 18, 1998, are as follows:

NAME                                                          AGE                           POSITION
------------------------------------------------------------  --- ------------------------------------------------------------
Killko A. Caballero.........................................  38  President and Director
David O. Bundy..............................................  39  Vice President of Engineering
Christine J. Cox............................................  39  Vice President of Finance
Brian L. Lichorowic.........................................  36  Vice President of Marketing
Arthur H. Bruno(1)..........................................  64  Director
Jonathan G. Morgan(1).......................................  43  Director

------------------------

(1) Member of the Audit Committee and Compensation Committee.

    KILLKO A. CABALLERO has been the President of the Company since August 1997, and has served as a Director since November 1995. Mr. Caballero served as interim President during June and July 1997, and as Senior Vice President of Research and Development and Chief Technology Officer from November 1995 until June 1997. Mr. Caballero was a co-founder of White Pine Software, Europe (formerly About Software Corporation), and served as President, Chief Executive Officer and Chairman of the Board of White Pine Software, Europe from July 1991 until November 1995.

    DAVID O. BUNDY has served as the Vice President of Engineering of the Company since January 1994. Mr. Bundy was the Vice President and Principal Engineer of the Company (then known as Visual International, Inc.) from August 1993 to December 1993 and of Visual T.I., Inc. from September 1991 until it merged into Visual International, Inc. in August 1993.

    CHRISTINE J. COX has been the Vice President of Finance of the Company since August 1997, and served as Corporate Controller from October 1996 to August 1997. Ms. Cox served as Division Controller and Treasurer of Sequoia Systems, Inc., a fault-tolerant and business-critical microcomputer company, from May 1996 to October 1996, Operations Controller from June 1995 to May 1996, and held other financial management positions from August 1993 to June 1995. Ms. Cox served as Planning and Analysis Manager of Baird Corporation, a spectrometer and optical equipment company, from August 1991 to August 1993.

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

    In addition, BRUCE W. LICHOROWIC, who has been engaged by the Company as a consultant since December 1997, will become Vice President of Sales for the Americas and Pacific Rim on April 1, 1998. Mr. Lichorowic was the Vice President of Sales and Marketing for Warp Drive Networks, a wireless Internet broadcaster company, from January 1997 until December 1997. He was the Acting Vice President of Sales and Marketing for Best Internet Communications, an Internet service provider, from December 1995 to December 1996, and the Acting Vice President of Sales and Marketing for Proteon Corporation, a high-tech router company, from December 1994 to December 1995. Prior to December 1995, Mr. Lichorowic was the Co-Founder and Vice President of Marketing and Sales for Raylan Corporation, the developer of an electro-optic chip set for fiber optic LANS. Brian Lichorowic and Bruce Lichorowic are brothers.

    ARTHUR H. BRUNO has served as a Director of the Company since February 1994, and as Chairman of the Board since June 1997. Mr. Bruno has served as the Chairman of Castelle, Inc., a networking and telecommunications company, since October 1993, as Chief Executive Officer of Castelle, Inc., from October 1993 through April 1997 and from November 1997 to date and as President of Castelle, Inc. from October 1993 through April 1997. From 1991 to 1993, Mr. Bruno served as the Company's Chairman and Chief Executive Officer.

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

    The Company does not pay fees to members of the Board of Directors and presently has no plans to pay directors' fees. The Company grants stock options to members of the Company's Board who are not employees of the Company or any parent or subsidiary of the Company ("Outside Directors") pursuant to the White Pine Software, Inc. 1997 Director Stock Option Plan (the "Director Option Plan"). The purpose of the Director Option Plan is to encourage ownership of capital stock of the Company by Outside Directors in order to help the Company attract and retain persons of exceptional competence to the Company's Board and to furnish an added incentive for Outside Directors to increase their efforts on behalf of the Company. The two directors who constitute Outside Directors are Arthur H. Bruno and Jonathan G. Morgan.

    Under the terms of the Director Option Plan, the Company grants automatic formula stock options to Outside Directors as follows: (i) upon the initial election of any Outside Director to the Board of Directors, such director is entitled to receive a stock option to purchase 15,000 shares of Common Stock (subject to adjustment as provided in the Director Option Plan) and (ii) upon the re-election of any Outside Director to the Board of Directors, such director is entitled to receive a stock option to purchase 15,000 shares of Common Stock (subject to adjustment as provided in the Director Option Plan), provided that he or she has served as an Outside Director of the Company for at least the three months immediately preceding that meeting. The exercise price of the options granted under the Director Option Plan must equal the fair market value of the Common Stock on the grant date. Each option granted under the Director Option Plan is subject to vesting under the terms of such plan and expires upon the earlier of (i) the date which is the ten-year anniversary of the date on which the option was granted, and (b) the date which is the one-year anniversary of the date on which the option holder ceased serving as an Outside Director of the Company.

    Pursuant to the Director Option Plan, each of Messrs. Bruno and Morgan received an option to purchase 15,000 shares of the Common Stock in September 1997 upon the adoption of the Director Option Plan by the stockholders of the Company.

SECTION 16(a) REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors and officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of changes in ownership on Forms 4 and 5. Such officers, Directors and ten-percent stockholders are also required to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the Company and on written representations from certain reporting persons that no Form 5s were required by the Company for such persons, the Company believes that all Section 16(a) reports applicable to its officers, Directors and ten-percent stockholders with respect to the fiscal year ended December 31, 1997 were filed on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

    The following table sets forth certain information concerning the compensation earned by the Company's President and the other three executive officers whose compensation for services rendered in all capacities to the Company was in excess of $100,000 for the fiscal year ended December 31, 1997 (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

                                                                                   LONG-TERM
                                                                                 COMPENSATION
                                                                                    AWARDS
                                                                                 -------------
                                                                                  SECURITIES
                                                           ANNUAL COMPENSATION    UNDERLYING      ALL OTHER
                                                          ---------------------    OPTIONS/     COMPENSATION
NAME AND PRINCIPAL POSITION                      YEAR     SALARY($)   BONUS($)    SARS(#)(1)         ($)
---------------------------------------------  ---------  ----------  ---------  -------------  -------------
Howard R. Berke(2)...........................       1997  $   99,005     --          150,000(3)  $  87,500(4)
Chief Executive Officer and President               1996  $  165,600  $  40,000(5)      --           --
                                                    1995  $  148,433  $  50,000       --             --
Killko A. Caballero..........................       1997  $  124,347  $  20,000       50,000(6)      --
President                                           1996  $   90,420  $  15,000       --             --
                                                    1995  $   15,070     --           --             --
David O. Bundy...............................       1997  $  119,909  $  15,000       60,000(7)      --
Vice President of Engineering                       1996  $  110,000  $  15,000       10,000(8)      --
                                                    1995  $   89,661  $  20,000       --             --
Brian L. Lichorowic..........................       1997  $  100,470  $  15,000       75,000(9)      --
Vice President of Marketing                         1996  $   33,167  $  22,000       50,000(10)      --
                                                    1995      --         --           --             --
Robert Hadden(11)............................       1997  $   97,578  $  30,000       70,000(12)      --
Vice President of Sales                             1996      --         --           --             --
                                                    1995      --         --           --             --

------------------------------

(1) All of the options have a maximum term of 7-10 years, subject to earlier termination in the event of the optionee's cessation of service with the Company. The options are exercisable during the optionee's lifetime only by the optionee; they are exercisable by the optionee only while the optionee is an employee or advisor of the Company and for certain limited periods of time thereafter in the event of termination of employment.

(2) Mr. Berke resigned from the Company on June 4, 1997.

(3) Options were granted on January 10, 1997 under the White Pine Software, Inc. 1996 Incentive and Nonqualified Stock Option Plan. A total of 25,002 of the options vested on August 1, 1997; 4,165 of the options vested monthly from September 1, 1997 through December 1, 1997; 4,166 of the options vest monthly from January 1, 1998 through November 1, 1999; 4,163 of the options vest on December 1, 1999; 4,164 of the options vest on January 1, 2000; and 4,193 of the options vest on February 1, 2000. These options were granted as part of Mr. Berke's bonus earned during the year ended December 31, 1996.

                                         (FOOTNOTES CONTINUED ON FOLLOWING PAGE)

(FOOTNOTES CONTINUED FROM PRECEDING PAGE)

(4) Represents payments received pursuant to a separation agreement dated June 4, 1997 between the Company and Mr. Berke. See "Employment and Separation Agreements" below.

(5) Paid in 1997 as part of Mr. Berke's bonus earned during the year ended December 31, 1996.

(6) Options were granted on November 24, 1997 under the White Pine Software, Inc. 1996 Incentive and Nonqualified Stock Option Plan. One-eighth of the options vested on May 24, 1998. An additional one-eighth of the options vest on each of the next six semi-annual anniversary dates, and the balance vests on November 24, 2001.

(7) A total of 30,000 options were granted on February 14, 1997 under the White Pine Software, Inc. 1996 Incentive and Nonqualified Stock Option Plan. One-sixth of these options vested on August 14, 1997. An additional one thirty-sixth of the options vest on the first day of each of the following twenty-nine months. The balance vests on February 14, 2001. These 30,000 options were subsequently repriced on August 5, 1997; pursuant to an amendment adopted in connection with the repricing, the vesting of those options was extended so that the options shall vest in eight semi-annual installments, commencing on August 14, 1997. An additional 25,000 options were granted on August 11, 1997 under the White Pine Software, Inc. 1996 Incentive and Nonqualified Stock Option Plan. One-eighth of the options vested on February 11, 1998. An additional one-eighth of the options vest on each of the next six semi-annual anniversary dates, and the balance vests on August 11, 2001. In addition, a total of 5,000 options previously granted under the White Pine Software, Inc. Stock Option Plan (1993) on May 6, 1996 (see Note (8) below) were repriced from $5.00 to $2.50 as of August 5, 1997; pursuant to an amendment adopted in connection with the repricing, the vesting of those options was extended so that the options shall vest in eight semi-annual installments, commencing on November 6, 1996.

(8) Options were granted on February 29, 1996 and May 6, 1996 under the White Pine Software, Inc. Stock Option Plan (1995) and the White Pine Software, Inc. Stock Option Plan (1993), respectively. One thirty-sixth of the options granted vest on a monthly basis commencing on the respective dates of grant. The options granted on May 6, 1996 were repriced from $5.00 to $2.50 on August 5, 1997 and, in connection therewith, the vesting schedule of those options was extended. See Note (7) above.

(9) Options were granted on April 7, 1997 under the White Pine Software, Inc. 1996 Incentive and Nonqualified Stock Option Plan. One-sixth of the options vested on October 7, 1997. An additional one-thirty-sixth of the options vest on the first day of each of the following twenty-nine months. The balance vests on April 7, 2000. In addition, a total of 50,000 options previously granted under the White Pine Software, Inc. 1996 Incentive and Nonqualified Stock Option Plan on August 26, 1996 (see Note (10) below) were repriced from $7.00 to $2.50 as of August 5, 1997; pursuant to an amendment adopted in connection with the repricing, the vesting of the options was extended so that the options shall vest in eight semi-annual installments, commencing on February 26, 1997.

(10) Options were granted on August 26, 1996 under the White Pine Software, Inc. Stock Option Plan (1995). As initially granted, seven thirty-sixths of the options granted vested on March 1, 1997, an additional one thirty-sixth were to vest on the first day of each of the following twenty-eight months, and the balance was to vest on August 1, 1999. These options were repriced from on August 5, 1997 and, in connection therewith, the vesting schedule of the options was extended. See Note (9) above.

(11) Mr. Hadden resigned from the Company on March 16, 1998.

(12) Options were granted on April 21, 1997 under the White Pine Software, Inc. 1996 Incentive and Nonqualified Stock Option Plan. One-sixth of the options vested on October 21, 1997. An additional one thirty-sixth of the options vest on the first day of each of the following twenty-nine months. The balance vests on April 21, 2000.

OPTION GRANTS AND EXERCISE

    The following table summarizes (i) option grants to the Named Executive Officers during the year ended December 31, 1997 and (ii) the value of the options held by the Named Executive Officers at December 31, 1997.

                       OPTION GRANTS IN LAST FISCAL YEAR
                               INDIVIDUAL GRANTS

                                                                                                         POTENTIAL REALIZABLE
                                                                                                                VALUE
                                                                                                          AT ASSUMED ANNUAL
                                                                                                                RATES
                                             NUMBER OF     PERCENT OF                                       OF STOCK PRICE
                                            SECURITIES    TOTAL OPTIONS                                      APPRECIATION
                                            UNDERLYING     GRANTED TO       EXERCISE OR                   FOR OPTION TERM(1)
                                              OPTIONS     EMPLOYEES IN    BASE PRICE PER   EXPIRATION   ----------------------
NAME                                          GRANTED      FISCAL YEAR      SHARE($/SH)       DATE          5%         10%
------------------------------------------  -----------  ---------------  ---------------  -----------  ----------  ----------
Howard R. Berke...........................     57,364(2)            7%       $    6.00        1/10/07   $  216,262  $  548,400
                                               92,636(3)           11%       $    6.00        1/10/07   $  349,238  $  885,600
Killko A. Caballero.......................     50,000(4)            6%       $    2.50       11/24/07   $   78,500  $  199,000
David O. Bundy............................     30,000(5)            3%       $    2.50        2/14/07   $  147,100  $  119,400
                                               25,000(6)            3%       $    2.50        8/11/07   $   39,200  $   99,500
                                                5,000(7)            1%       $    2.50        5/06/06   $    7,850  $   19,900
Brian L. Lichorowic.......................     25,000(8)            3%       $    2.50        4/07/07   $   39,200  $   99,500
                                               50,000(9)            6%       $    2.50        8/26/06   $   78,500  $  199,000
Robert Hadden.............................    32,000(10)            4%       $   3.125        4/21/07   $   62,880  $  159,520
                                              38,000(10)            4%       $   3.125        4/21/07   $   74,670  $  189,430

------------------------------

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

(2) Options were granted on January 10, 1997 under the White Pine Software, Inc. 1996 Incentive and Nonqualified Stock Option Plan. A total of 9,420 of the options vested on August 1, 1997; 1,569 of the options vested monthly from September 1, 1997 through December 1, 1997; 1,388 of the options vest monthly from January 1, 1998 through November 1, 1999; 1,387 of the options vest on December 1, 1999; 4,164 of the options vest on January 1, 2000; and 4,193 of the options vest on February 1, 2000.

(3) Options were granted on January 10, 1997 under the White Pine Software, Inc. 1996 Incentive and Nonqualified Stock Option Plan. A total of 15,582 of the options vested on August 1, 1997; 2,596 of the options vested monthly from September 1, 1997 through December 1, 1997; 2,778 of the options vest monthly from January 1, 1998 through November 1, 1999; 2,776 of the options vest on December 1, 1999.

(4) Options were granted on November 24, 1997 under the White Pine Software, Inc. 1996 Incentive and Nonqualified Stock Option Plan. One-eighth of the options vested on May 24, 1998. An additional one-eighth of the options vest on each of the next six semi-annual anniversary dates, and the balance vests on November 24, 2001.

(5) Options were granted on February 14, 1997 under the White Pine Software, Inc. 1996 Incentive and Nonqualified Stock Option Plan and repriced on August 5, 1997. One-eighth of these options vested on each of August 14, 1997 and February 14, 1998. An additional one-eighth of the options vest on each of the next five semi-annual anniversary dates, and the balance vests on February 14, 2001.

(6) Options were granted on August 11, 1997 under the White Pine Software, Inc. 1996 Incentive and Nonqualified Stock Option Plan. One-eighth of the options vested on February 11, 1998. An additional one-eighth of the options vest on each of the next six semi-annual anniversary dates, and the balance vests on August 11, 2001.

(7) Options previously granted under the White Pine Software, Inc. Stock Option Plan (1993) on May 6, 1996 were repriced from $5.00 to $2.50 as of August 5, 1997; pursuant to an amendment adopted in connection with the repricing, the vesting of those options was extended so that one-eighth of those 5,000 options vest on a semi-annual basis commencing on November 6, 1996.

(8) Options were granted on April 7, 1997 under the White Pine Software, Inc. 1996 Incentive and Nonqualified Stock Option Plan. One-sixth of the options vested on October 7, 1997. An additional one-thirty-sixth of the options vest the first day of each of the following twenty-nine months, and the balance vests on April 7, 2000.

                                         (FOOTNOTES CONTINUED ON FOLLOWING PAGE)

(FOOTNOTES CONTINUED FROM PRECEDING PAGE)

(9) Options previously granted under the White Pine Software, Inc. 1996 Incentive and Nonqualified Stock Option plan on August 26, 1996 were repriced from $7.00 to $2.50 as of August 5, 1997; pursuant to an amendment adopted in connection with the repricing, the vesting of the options was extended so that one-eighth of the options granted vested on February 26, 1997, an additional one-eighth vests on each of the following semi-annual periods, and the balance vests on August 26, 2000.

(10) Options were granted on April 21, 1997 under the White Pine Software, Inc. 1996 Incentive and Nonqualified Stock Option Plan. One-sixth of the options vested on October 21, 1997. An additional one thirty-sixth of the options vest the first day of each of the following twenty-nine months, and the balance vests on April 21, 2000.

    The following table sets forth information with respect to the exercise of stock options by the Named Executive Officers during the year ended December 31, 1997 and unexercised options held by the Named Executive Officers on December 31, 1997.

                      AGGREGATED OPTION EXERCISES IN LAST
                 FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                                                  VALUE OF UNEXERCISED
                                                                                NUMBER OF         IN-THE-MONEY OPTIONS
                                                                           UNEXERCISED OPTIONS
                                                                                                           AT
                                                                              AT FISCAL YEAR     FISCAL YEAR END($)(1)
                                                                                  END(#)
                                             SHARES ACQUIRED     VALUE         EXERCISABLE/           EXERCISABLE/
NAME                                         ON EXERCISE(#)   REALIZED($)     UNEXERCISABLE          UNEXERCISABLE
-------------------------------------------  ---------------  -----------  --------------------  ----------------------
Howard R. Berke............................        60,000      $ 221,875    170,729/  108,338      $225,867/  $0
Killko A. Caballero........................        --             --              0/  50,000             $0/  $12,500
David O. Bundy.............................        --             --         43,819/  56,191        $73,446/  $14,025
Brian L. Lichorowic........................        --             --         26,390/  48,610         $1,389/  $4,861
Robert Hadden..............................        --             --         15,557/  54,443             $0/  $0

------------------------

(1) The closing sale price for the Company's Common Stock as reported on the Nasdaq National Market on December 31, 1997 was $2.75. Value is calculated on the basis of the difference between the option exercise price and $2.75, multiplied by the number of shares of Common Stock underlying the options.

EMPLOYMENT AND SEPARATION AGREEMENTS

    The Company entered into a Nondisclosure and Noncompetition Agreement with David O. Bundy dated February 15, 1996. Pursuant to the agreement, Mr. Bundy agreed that while employed by the Company and for a period of 19 months following the termination of his employment with the Company for any reason, he will not, directly or indirectly, compete with the Company or solicit any of the Company's employees, contractors, suppliers, existing customers or prospective customers on behalf of himself or any other entity that engages in the sale, distribution or development of or research concerning computer software and technology in breach of the agreement. Either party may terminate the agreement by giving the other party 30 days' prior written notice. If Mr. Bundy's employment is terminated without cause during the term of the agreement, he will be entitled to his base salary for six months or until he becomes employed elsewhere, whichever occurs first; provided, however, that if his new salary is lower than his base salary at the Company, the Company will pay the difference for the balance of this six-month period. Pursuant to the agreement, Mr. Bundy was granted a stock option to purchase 5,000 shares of Common Stock at an exercise price of $2.50 per share.

    On July 29, 1996, the Company entered into a letter agreement with Brian Lichorowic, whereby Mr. Lichorowic agreed to serve as Vice President of Marketing of the Company. Pursuant to the letter agreement, Mr. Lichorowic receives a base salary equal initially to $90,000 per year and increasing to $100,000 upon completion of the Company's initial public offering. Mr. Lichorowic is eligible to receive an annual bonus of up to $40,000 depending on the achievement of certain revenue goals for the connectivity and conferencing product lines. He is also eligible to receive an annual commission contingent on closure of OEM, strategic and other partnerships. If Mr. Lichorowic's employment is terminated without cause, he is entitled to three months' severance pay.

    On June 4, 1997, Howard R. Berke resigned as President and Chief Executive Officer of the Company. In connection with the resignation, the Company entered into a separation agreement with Mr. Berke, effective as of June 4, 1997. Pursuant to the terms of the agreement, Mr. Berke received payments for a period of six months beginning on June 5, 1997 and ending on December 4, 1997. The payments were made at an annualized rate of $175,000 per year. In addition, Mr. Berke is entitled to receive reduced payments, based on a formula, beginning on December 5, 1997 and at two-week intervals thereafter if he is not employed in any capacity by any employer. The agreement also permits Mr. Berke to exercise his stock options, regardless of their original terms, at any time until December 30, 1998.

    On March 16, 1998, Robert Hadden resigned as Vice President of Sales of the Company. In connection with the resignation, the Company entered into a separation agreement with Mr. Hadden, effective as of March 16, 1998. Pursuant to the terms of the agreement, Mr. Hadden will receive payments for a period of six months beginning March 17, 1998 and ending on September 16, 1998. The payments will be made at an annualized rate of $100,000.

    On March 30, 1998, the Company entered into a letter agreement with Bruce Lichorowic, whereby Mr. Lichorowic agreed to serve as Vice President of Sales for the Americas and the Pacific Rim of the Company. Pursuant to the letter agreement Mr. Lichorowic receives an annual base salary of $100,000 which is reviewed annually. Mr. Lichorowic is eligible to receive an annual bonus of $20,000 depending on the achievement of certain global revenue goals, profitability of his assigned sales territory and individual sales and strategic partnering milestones. Mr. Lichorowic is also eligible to receive an annual commission of up to $80,000 contingent on the achievement of the annual global revenue goals. In 1998 the amounts payable under this commission plan will be prorated to 75% of the commission otherwise due. If Mr. Lichorowic's employment is terminated without cause after September 23, 1998, he is entitled to three months' severance pay, on the same terms and conditions as his base salary.

REPRICING OF OPTIONS

    On August 5, 1997, the Board of Directors of the Company voted to decrease to $2.50 per share the exercise price of outstanding options that were held by current employees of the Company, including certain executive officers. The new exercise price represented the last sales price of the Common Stock on August 5, 1997.

    As consideration for the repricing of any eligible options, the holder of the options was required to extend the vesting period of the options, so that the options would vest in eight semi-annual installments, commencing 6 months after the date of the initial grant of the options. Generally, the options eligible for repricing has been subject to three-year schedules.

    Options to acquire a total of 437,188 shares of Common Stock were eligible for repricing pursuant to the Board vote. As of March 31, 1998, a total of 208,688 options had been repriced. The holders of the remaining 228,500 options eligible for repricing must consent to the extended vesting schedule by April 30, 1998 or their right to have their options repriced will terminate.

    The Board determined to proceed with a repricing because substantially all of the then-outstanding options held by employees either has vested or had exercise prices markedly higher than the level at which the Company's Common stock had traded over the preceding several months. As a result, the Board determined that the outstanding options were not serving the function of providing continuing incentive for employees.

    Options of four executive officers were eligible for repricing under the board vote:

    - Options issued to David Bundy on May 6, 1996 to acquire 5,000 shares of Common Stock were repriced from $5.00 to $2.50 and options issued to Mr. Bundy on February 14, 1997 to acquire 30,000 shares of Common Stock were repriced from $4.50 to $2.50

    - Options issued to Christine Cox on November 15, 1996 to acquire 6,000 shares of Common Stock were repriced from $7.875 to $2.50, and options issued to Ms. Cox on March 21, 1997 to acquire 3,000 shares of Common Stock were repriced from $3.25 to $2.50.

    - Options issued to Brian Lichorowic on August 26, 1996 to acquire 50,000 shares of Common Stock were repriced from $7.00 to $2.50.

Options issued on April 21, 1997 to Robert Hadden, who resigned from the Company on March 16, 1998, to acquire 70,000 shares of Common Stock were eligible for repricing from $3.125 to $2.50. Mr. Hadden did not, however, agree to the extension of the vesting schedule for those options and as a result, those options were not repriced.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information with respect to the beneficial ownership of Common Stock as of March 18, 1998, by (i) each person (or group of affiliated persons) known by the Company to own beneficially more than five percent of the outstanding shares of Common Stock, (ii) each of the Directors of the Company, (iii) each of the Named Executive Officers and (iv) all Directors and executive officers of the Company as a group:

                                                                                            SHARES        PERCENT
                                                                                          BENEFICIALLY BENEFICIALLY
NAME AND ADDRESS(1)                                                                        OWNED(2)        OWNED
----------------------------------------------------------------------------------------  -----------  -------------
Austin W. Marxe and David Greenhouse(3).................................................   1,290,000          13.9%
153 East 53 Street, 51st Floor
New York, New York 10022

Hambrecht & Quist Group(4)..............................................................   1,158,693          12.4
One Bush Street
San Francisco, California 94104

Consortium de Realisation(5)............................................................     820,330           8.8
27-29 rue Le Peletier
75009 Paris, France

Charles Lingel(6).......................................................................     562,340           6.0
c/o Infoconix Inc.
704 228th Avenue, N.E.
Redmond, Washington 98053

Killko A. Caballero.....................................................................     403,324           4.3

Arthur H. Bruno(7)......................................................................     135,124           1.4

David O. Bundy(7).......................................................................      53,580         *

Robert Hadden(7)........................................................................      19,445         *

Brian L. Lichorowic(7)..................................................................      36,806         *

Jonathan G. Morgan(7)...................................................................       3,056         *

All Directors and executive officers as a group (6 persons)(7)..........................   1,810,027          19.4

------------------------------

*   Represents less than 1% of the outstanding shares of Common Stock.

(1) The address of all persons who are executive officers or Directors of the Company is in care of the Company, 542 Amherst Street, Nashua, New Hampshire 03063.

(2) Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to such shares, subject to community property laws, where applicable. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or group to acquire them within 60 days of March 18, 1998 are treated as outstanding only for purposes of determining the amount and percentages beneficially owned by such person or group.

(3) The information reported is based on Amendment No. 1 to Schedule 13(d), dated September 5, 1997, filed with the SEC by Special Situations Fund III, L.P., MGP Advisers Limited Partnership, Special Situations Technology Fund, L.P., SST Advisers, L.L.C., Special Situations Cayman Fund, L.P., AWM Investment Company, Inc., Austin W. Marxe and David Greenhouse. Of the 1,290,000 shares, (a) 834,600 shares are beneficially owned by Special Situations Fund III, L.P. and MGP Advisers Limited Partnership (the general partner of and investment advisor to Special Situations Fund III, L.P.), (b) 175,100 shares are beneficially owned by Special Situations Technology Fund, L.P. and SST Advisers, L.L.C. (the general partner of and investment advisor to Special Situations Technology Fund, L.P.), and (c) 280,300 shares are beneficially owned by Special Situations Cayman Fund, L.P. and AWM Investment Company Inc. (the general partner of and investment advisor to Special Situations Cayman Fund, L.P.). Messrs. Marxe and Greenhouse, who serve as officers, directors and members or principal shareholders of the three investment advisers, claim sole voting and dispositive powers for all of the 1,290,000 shares.

                                              (FOOTNOTES CONTINUED ON NEXT PAGE)

(FOOTNOTES CONTINUED FROM PRECEDING PAGE)

(4) The information reported is based on Amendment No. 1 to Schedule 13(g), dated February 10, 1998, filed with the SEC by Phoenix Venture (BVI) Limited, H&Q London Ventures, H&Q Ventures International C.V., H&Q Ventures IV, Venture Associates (BVI) Limited, Hamquist, Hambrecht & Quist Ventures Partners, Hambrecht & Quist California, Hambrecht & Quist Group and William
    R. Hambrecht. Of the 1,158,693 shares, (a) 623,167 shares are directly owned by H&Q London Ventures, (b) 4,882 shares are directly owned by Venture Associates (BVI) Limited, (c) 16 shares are directly owned by Hamquist, (d) 243,862 shares are directly owned by Hambrecht & Quist Ventures Partners,
    (e) 1,000 shares are directly owned by Hambrecht & Quist Group and (f) 285,766 shares are directly owned by William R. Hambrecht. All of the reporting parties claim shared voting and dispositive powers for all of the 1,158,693 shares.

(5) The information reported is based on Schedule 13(g), dated October 2, 1997, filed with the SEC by Consortium de Realisation, CDR Entreprises and Land Free Investment. All of the 820,330 shares are directly owned by Land Free Investment, which is a direct subsidiary of CDR Entreprises and an indirect subsidiary of Consortium de Realisation. All of the reporting parties claim shared voting and dispositive powers for all of the 820,330 shares.

(6) The information reported is based on Amendment No. 1 to Schedule 13(g), dated February 9, 1998, filed with the SEC by Charles Lingel.

(7) Includes shares subject to stock options exercisable within 60 days of March 18, 1998.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    For a description of certain employment and other arrangements between the Company and its executive officers and the terms of repricings of certain options held by executive officers, see "Management--Employment and Separation Agreements" and "--Repricing of Options."

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

    (a) Exhibits

EXHIBIT NO.                                               DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------

     1.1*    Form of Underwriting Agreement

     3.1*    Amended and Restated Certificate of Incorporation of the Company

     3.2*    Amended and Restated By-Laws of the Company

     4.1*    Specimen certificate for common stock, $.01 par value, of the Company

    10.1*    Standard Office Lease-Gross (American Industrial Real Estate Association) dated October 24, 1996 by and between PBP Limited Partnership, as lessor and the Company, as lessee.

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

    10.4*    White Pine Software, Inc. Stock Option Plan (1995), as amended

    10.5*    White Pine Software, Inc. Stock Option Plan (1996)

    10.6*    White Pine Software, Inc. 1996 Incentive and Nonqualified Stock Option Plan

    10.7*    White Pine Software, Inc. 1996 Employee Stock Purchase Plan

    10.8     White Pine Software, Inc. 1997 Director Stock Option Plan

    10.9*    Employment Agreement dated January 3, 1994 between the Company and Howard R. Berke, as amended

    10.10    Severance Agreement dated June 4, 1997 between the Company and Howard R. Berke

    10.11*   Nondisclosure and Noncompetition Agreement dated February 15, 1996 with David O. Bundy

    10.12    Severance Agreement dated March 16, 1998 between the Company and Robert Hadden

    10.13    Employment Agreement dated July 29, 1996 between the Company and Brian L. Lichorowic

    10.14    Employment Agreement dated March 30, 1998 between the Company and Bruce Lichorowic

    10.15^   Exclusive Software License Agreement dated June 1, 1996 between Cornell Research Foundation, Inc. and the Company

    10.16^^  First Amendment dated May 22, 1997 to Exclusive Software License Agreement included as Exhibit 10.15

    10.17*   Common Stock Purchase Warrant of the Company dated July 31, 1996, issued to Cornell Research
             Foundation, Inc.

    10.18*   Commercial Loan Agreement dated December 30, 1994 between Fleet Bank-NH and the Company, as amended

    10.19*   Collateral Assignment and Security Agreement dated December 30, 1994 between Fleet Bank-NH and the
             Company, as amended

    10.20*   $53,000 Commercial Promissory Note of the Company dated August 25, 1995, issued to Fleet Bank-NH

    10.21**  $3,000,000 Revolving Line of Credit Promissory Note

    10.22*   Stock Purchase Agreement dated March 19, 1996 among certain investors and the Company, as amended

    10.23*   Stock Purchase Agreement dated April 17, 1996 between J.F. Shea, Co., Inc. and the Company, as amended

    10.24*   Amended and Restated Registration Rights Agreement dated March 19, 1996 among certain stockholders of the Company and the Company, as amended

    10.25*   Acquisition Agreement dated October 10, 1995 among former stockholders of About Software Corporation
             S.A. and the Company

    10.26*   Indenture of Lease dated May 15, 1996 by Nash-Tamposi Limited Partnership, Five N Associates,
             Ballinger Properties, L.L.C. and the Company

    11.1     Statement re: computation of per share earnings

    21.1     List of subsidiaries of the Company

    23.1     Consent of Ernst & Young LLP

    27.1     Financial Data Schedule for fiscal year ended December 31, 1997

^  Incorporated by reference to the Company's Registration Statement on Form
    SB-2 (File No. 333-09525) in the form in which it was declared effective by the Securities and Exchange Commission. Subject to application for confidential treatment.

^^Subject to application for confidential treatment.

* Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-09525) in the form in which it was declared effective by the Securities and Exchange Commission.

** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

    (b) Reports on Form 8-K

    None.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 30, 1998.

                                WHITE PINE SOFTWARE, INC.

                                By:           /s/ KILLKO A. CABALLERO
                                     -----------------------------------------
                                                Killko A. Caballero
                                                     PRESIDENT

                                By:             /s/ CHRISTINE J. COX
                                     -----------------------------------------
                                                  Christine J. Cox
                                             VICE PRESIDENT OF FINANCE

    Each person whose signature appears below hereby appoints Killko A. Caballero and Christine J. Cox and each of them severally, acting alone and without the other, his (or her) true and lawful attorney-in-fact with the authority to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Annual Report on Form 10-KSB necessary or advisable to enable the Registrant to comply with the rules, regulations, and requirements of the Securities Act of 1934, as amended, in respect thereof, which amendments may make such other changes in the Annual Report as the aforesaid attorney-in-fact executing the same deems appropriate.

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, as of March 30, 1998.

          SIGNATURE                       TITLE
------------------------------  --------------------------

   /s/ KILLKO A. CABALLERO      President and Director
------------------------------    (Principal Executive
     Killko A. Caballero          Officer)

     /s/ CHRISTINE J. COX       Vice President of Finance
------------------------------    (Principal Financial and
       Christine J. Cox           Accounting Officer)

     /s/ ARTHUR H. BRUNO        Chairman of the Board and
------------------------------    Director
       Arthur H. Bruno

                                Director
------------------------------
      Jonathan G. Morgan

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
White Pine Software, Inc.

    We have audited the accompanying consolidated balance sheets of White Pine Software, Inc. and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of White Pine Software, Inc. and subsidiary at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

                                          /S/ ERNST & YOUNG LLP

Manchester, New Hampshire
February 2, 1998

                    WHITE PINE SOFTWARE, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                                             DECEMBER 31,
                                                                                    ------------------------------
                                                                                         1997            1996
                                                                                    --------------  --------------
ASSETS
Current assets:
    Cash and cash equivalents.....................................................  $   14,703,644  $   23,298,274
    Accounts receivable, less allowance of $124,000 in 1997 and $163,000 in
      1996........................................................................       2,403,194       2,552,710
    Inventories...................................................................          98,455         113,130
    Prepaid expenses..............................................................       1,263,223         422,342
    Other current assets..........................................................         114,943          27,743
                                                                                    --------------  --------------
        Total current assets......................................................      18,583,459      26,414,199
Property and equipment:
    Computer equipment............................................................       2,282,583       1,862,502
    Furniture and fixtures........................................................         546,726         521,364
    Software......................................................................         623,641         188,326
    Equipment.....................................................................         185,185         169,438
    Leasehold improvements........................................................         201,251         223,922
                                                                                    --------------  --------------
                                                                                         3,839,386       2,965,552
Accumulated depreciation and amortization.........................................      (2,325,827)     (1,901,948)
                                                                                    --------------  --------------
                                                                                         1,513,559       1,063,604
Other assets:
    Third party licenses, less accumulated amortization of $1,140,000 in 1997 and
      $724,000 in 1996............................................................         669,044         701,961
    Goodwill, less accumulated amortization of $517,000 in 1997 and $278,000 in
      1996........................................................................         676,078         914,855
    Other assets..................................................................         168,000         309,664
                                                                                    --------------  --------------
                                                                                         1,513,122       1,926,480
                                                                                    --------------  --------------
Total assets......................................................................  $   21,610,140  $   29,404,283
                                                                                    --------------  --------------
                                                                                    --------------  --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable..............................................................  $      573,704  $      363,399
    Accrued expenses and other accrued liabilities................................       1,976,538       2,540,775
    Deferred revenue..............................................................         246,440         827,361
    Current portion of long-term debt.............................................          55,010         112,321
                                                                                    --------------  --------------
        Total current liabilities.................................................       2,851,692       3,843,856
Long term debt, less current portion..............................................          32,588         113,339
Long term portion of accrued third-party licenses.................................              --         210,744
Stockholders' equity:
    Common stock, $.01 par value:
        Authorized shares -- 15,000,000 issued and outstanding shares -- 9,305,714
          in 1997 and 9,030,730 in 1996...........................................          93,057          90,307
    Additional paid-in capital....................................................      38,984,024      38,669,653
    Accumulated deficit...........................................................     (20,437,194)    (13,611,558)
    Currency translation adjustments..............................................          85,973          87,942
                                                                                    --------------  --------------
        Total stockholders' equity................................................      18,725,860      25,236,344
                                                                                    --------------  --------------
Total liabilities and stockholders' equity........................................  $   21,610,140  $   29,404,283
                                                                                    --------------  --------------
                                                                                    --------------  --------------

                 See Notes to Consolidated Financial Statements

                    WHITE PINE SOFTWARE, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    YEAR ENDED DECEMBER 31,
                                                   --------------------------
                                                       1997          1996
                                                   ------------  ------------
Revenue:
    Software license fees......................... $  9,797,290  $ 10,500,322
    Services and other............................    1,254,487     1,165,407
                                                   ------------  ------------
        Total revenue.............................   11,051,777    11,665,729
Cost of revenue...................................    1,889,893     2,211,694
                                                   ------------  ------------
Gross profit......................................    9,161,884     9,454,035
Operating expenses:
    Sales and marketing...........................    7,939,254     6,631,527
    Research and development......................    5,721,856     3,819,001
    General and administrative....................    2,585,709     2,793,536
    Restructuring.................................      660,871            --
                                                   ------------  ------------
        Total operating expenses..................   16,907,690    13,244,064
                                                   ------------  ------------
Loss from Operations..............................   (7,745,806)   (3,790,029)
Other income (expense):
    Interest income...............................    1,036,723       251,143
    Other, net....................................     (109,792)      (20,595)
                                                   ------------  ------------
                                                        926,931       230,548
                                                   ------------  ------------
Net loss before provision for income taxes........   (6,818,875)   (3,559,481)
Provision for income taxes........................        6,761        77,177
                                                   ------------  ------------
Net loss.......................................... $ (6,825,636) $ (3,636,658)
                                                   ------------  ------------
                                                   ------------  ------------
Net loss per share: Basic......................... $      (0.75) $      (0.55)
                                                   ------------  ------------
                                                   ------------  ------------
                Diluted........................... $      (0.75) $      (0.55)
                                                   ------------  ------------
                                                   ------------  ------------
Weighted average number of common and common
  equivalent shares outstanding...................    9,147,661     6,618,108
                                                   ------------  ------------
                                                   ------------  ------------

                 See Notes to Consolidated Financial Statements

                    WHITE PINE SOFTWARE, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                   ADDITIONAL                   CURRENCY        TOTAL
                                                                    PAID-IN-     ACCUMULATED   TRANSLATION  STOCKHOLDERS'
                                           SHARES    PAR VALUE      CAPITAL        DEFICIT     ADJUSTMENT      EQUITY
                                          --------- ------------  ------------  -------------  -----------  -------------
 BALANCES AT DECEMBER 31, 1995........... 5,589,764 $     55,898  $ 12,637,430  $ (9,974,900)  $   61,933   $  2,780,361
   Net loss..............................                                         (3,636,658)                 (3,636,658)
   Common stock issued as $5.83 par value
     stock redeemable as $.01 par value
     stock...............................   394,511    2,300,000       (66,298)                                2,233,702
   Common stock issued for conversion of
     redeemable $5.83 par value common
     stock to $.01 par value common
     stock...............................             (2,296,055)    2,296,055                                        --
   Common stock issued in connection with
     an initial public offering of
     3,000,000 shares.................... 3,000,000       30,000    23,713,318                                23,743,318
   Common stock issued in connection with
     the exercise of stock warrant.......    20,000          200        59,800                                    60,000
   Common stock issued upon exercise of
     stock options.......................    26,512          265        29,347                                    29,612
   Cancellation of fractional Shares.....       (57)           (1)            1                                       --
   Currency translation Adjustment.......                                                          26,009         26,009
                                          --------- ------------  ------------  -------------  -----------  -------------
 BALANCES AT DECEMBER 31, 1996........... 9,030,730       90,307    38,669,653   (13,611,558)      87,942     25,236,344
   Net Loss..............................                                         (6,825,636)                 (6,825,636)
   Common stock issued upon exercise of
     stock options.......................   249,086        2,491       239,989                                   242,480
   Common stock issued as payment for
     license fees........................    11,111          111        41,555                                    41,666
   Common stock issued under Employee
     Stock Purchase Plan.................    14,787          148        32,827                                    32,975
   Currency translation adjustment.......                                                          (1,969)        (1,969)
                                          --------- ------------  ------------  -------------  -----------  -------------
 BALANCES AT DECEMBER 31, 1997........... 9,305,714 $     93,057  $ 38,984,024  $(20,437,194)  $   85,973   $ 18,725,860
                                          --------- ------------  ------------  -------------  -----------  -------------
                                          --------- ------------  ------------  -------------  -----------  -------------

                 See Notes to Consolidated Financial Statements

                    WHITE PINE SOFTWARE, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           YEAR ENDED DECEMBER 31,
                                          --------------------------
                                              1997          1996
                                          ------------  ------------
 OPERATING ACTIVITIES
 Net loss................................ $ (6,825,636) $ (3,636,658)
 Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization.......      458,694       253,109
     Amortization of goodwill and
       third-party licenses..............      655,965       719,935
     Common stock issued as payment for
       license fees......................       41,666            --
     Changes in operating assets and
       liabilities:
         Accounts receivable.............      117,272    (1,114,182)
         Inventories.....................       11,132        65,416
         Prepaid expenses................     (842,139)     (272,735)
         Other assets....................       35,441        27,453
         Accounts payable................      225,443      (102,526)
         Accrued expenses and other
           accrued liabilities...........     (507,367)      609,186
         Deferred revenue................     (567,079)      381,575
                                          ------------  ------------
 Net cash used in operating activities...   (7,196,608)   (3,069,427)

 INVESTING ACTIVITIES
 Purchase of property and equipment,
   net...................................     (931,977)     (703,452)
 Purchase of third party licenses, net...     (383,841)     (418,000)
                                          ------------  ------------
 Net cash used in investing activities...   (1,315,818)   (1,121,452)

 FINANCING ACTIVITIES
 Principal payments on long-term debt and
   third-party licenses..................     (327,809)     (377,343)
 Proceeds from common stock issued at
   $5.83 par value common stock
   redeemable as $.01 par value common
   stock.................................           --     2,233,702
 Proceeds from common stock issued in
   connection with an initial public
   offering..............................           --    23,743,318
 Proceeds from common stock issued in
   connection with the exercise of stock
   warrant...............................           --        60,000
 Proceeds from common stock issued upon
   exercise of stock options.............      242,480        29,612
 Proceeds from common stock issued under
   Employee Stock Purchase Plan..........       32,975            --
                                          ------------  ------------
 Net cash provided by (used in) financing
   activities............................      (52,354)   25,689,289
 Currency translation effect on cash and
   cash equivalents......................      (29,850)       26,009
                                          ------------  ------------
 Net increase (decrease) in cash and cash
   equivalents...........................   (8,594,630)   21,524,419
 Cash and cash equivalents at beginning
   of period.............................   23,298,274     1,773,855
                                          ------------  ------------
 Cash and cash equivalents at end of
   period................................ $ 14,703,644  $ 23,298,274
                                          ------------  ------------
                                          ------------  ------------

                 See Notes to Consolidated Financial Statements

                    WHITE PINE SOFTWARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

1. ACCOUNTING POLICIES

  DESCRIPTION OF BUSINESS

    The Company develops, markets and supports multiplatform desktop multimedia software that facilitates worldwide video and audio communication and data collaboration across the Internet, intranets and other networks that use the Internet Protocol ("IP"). The Company's desktop videoconferencing software products allow users to participate in real-time, multipoint videoconferences over the Internet and intranets. The Company recently introduced MeetingPoint, the industry's first H.323 multimedia conferencing server software. MeetingPoint represents the first conferencing server software to implement the International Telecommunications Union ("ITU") H.323 standard for conferencing over packet networks. This enables any standards-based client to participate in full multipoint group conferences. MeetingPoint began shipping in November 1997. The Company also offers desktop X Windows and terminal emulation software. The Company's customers include businesses, educational institutions, government organizations and individual consumers. The Company markets and sells its products in the United States, Canada, Europe, and the Pacific Rim through distributors, a combination of strategic partners and OEMs, and its direct sales organization, as well as over the Internet. The Company was incorporated in April 1992.

  PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned foreign subsidiary, White Pine Software, Europe. All significant intercompany accounts and transactions have been eliminated in consolidation.

  USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of cash on hand and investments in high grade commercial paper having maturities of three months or less when purchased. Commercial paper qualifying as cash equivalents totaled $13,440,000 and $22,440,000 at December 31, 1997 and 1996, respectively. These investments have been categorized as held to maturity under the provisions of Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Accordingly, the balances are stated at amortized cost, which approximates fair value, because of the short maturity of these instruments.

  INTANGIBLE ASSETS

    Intangible assets are amortized on a straight line basis over three to five years.

  CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. Cash and cash equivalents include cash

                    WHITE PINE SOFTWARE, INC. AND SUBSIDIARY

                               DECEMBER 31, 1997

1. ACCOUNTING POLICIES --(CONTINUED)
on deposit in checking accounts, commercial paper, and certificates of deposit. These cash and cash equivalents are maintained with high credit quality financial institutions.

    The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company maintains reserves for potential credit losses; historically, such losses have not been material and have been within management's expectations. At December 31, 1997, two customers accounted for approximately 65% of accounts receivable.

    Included in the Company's balance sheet at December 31, 1997 are the assets of the Company's foreign subsidiary, White Pine Software, Europe, of which approximately $506,000 of tangible assets are located in France.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts reported in the balance sheet for the Company's cash and cash equivalents and borrowings approximates fair value.

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

    Software license revenue is recognized upon receipt of a firm customer order and shipment of the software, net of allowances for estimated future returns, provided that no significant obligations remain on the part of the Company and collection of the related receivable is deemed probable. Revenue under certain license agreements is recognized upon execution of a signed contract and fulfillment of the

                    WHITE PINE SOFTWARE, INC. AND SUBSIDIARY

                               DECEMBER 31, 1997

1. ACCOUNTING POLICIES --(CONTINUED)
contractual obligations, provided that no significant obligations remain on the part of the Company and collection is deemed probable.

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

  CAPITALIZED SOFTWARE

    Statement of Financial Accounting Standards No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based upon the Company's product development process, technological feasibility is established upon completion of a commercially viable working model. Costs incurred by the Company between completion of the commercially viable working model and the point at which the product is ready for general release have been capitalized. Such amounts are included in other assets, are amortized over a three-year period and are not material at December 31, 1997 and 1996.

  FOREIGN CURRENCY TRANSLATION

    The financial statements of the Company's foreign subsidiary have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, FOREIGN CURRENCY TRANSLATION. All balance sheet amounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using average exchange rates. The gains and losses resulting from the changes in exchange rates from the date of acquisition of White Pine Software, Europe to December 31, 1997 have been reported separately as a component of stockholders' equity.

    The aggregate transaction gains and losses are insignificant for all periods presented.

  ADVERTISING COSTS

    All costs related to advertising the Company's products are expensed in the period incurred. Amounts charged to expense were $907,000 and $1,179,000, during the years ended December 31, 1997 and 1996, respectively.

  NET LOSS PER COMMON SHARE

    In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Pursuant to the previous requirements of the Securities and Exchange Commission (the "SEC"), common shares and common share equivalents issued by the Company during the twelve-month period prior to the

                    WHITE PINE SOFTWARE, INC. AND SUBSIDIARY

                               DECEMBER 31, 1997

1. ACCOUNTING POLICIES --(CONTINUED)
initial public offering of the Company's common stock had been included in the calculations as if they were outstanding for all periods prior to the offering in August 1996 whether or not they were anti-dilutive. In February 1998, the SEC issued Staff Accounting Bulletin 98 which, among other things, conformed prior SEC requirements to SFAS 128 and eliminated inclusion of such shares in the computation of earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to SFAS 128 and SEC requirements.

    Basic net loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants using the treasury stock method.

  RECENT ACCOUNTING PRONOUNCEMENTS

    In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. SFAS 129 was effective for financial statements for the periods ending after December 15, 1997 and did not have a material impact on the Company's financial statement disclosures.

    In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements for periods beginning after December 15, 1997. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from nonowner sources. Examples of items to be included in comprehensive income which are excluded from net income include cumulative translation adjustments resulting from consolidation of foreign subsidiaries' financial statements and unrealized gains and losses on available-for-sale securities. Reclassification of financial statements for earlier periods for comparative purposes is required. The Company will adopt SFAS 130 beginning in 1998 and does not expect such adoption to have a material effect on its consolidated financial statements.

    In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement establishes standards for the way companies report information about operating segments in annual financial statements for periods beginning after December 15, 1997. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt SFAS 131 beginning in fiscal 1998 and does not expect such adoption to have a material effect on its consolidated financial statements.

    In October 1997 the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 97-2 SOFTWARE REVENUE RECOGNITION. This statement supersedes SOP 91-1, SOFTWARE REVENUE RECOGNITION, and provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions entered into for fiscal years beginning after December 15, 1997. The Company will adopt SOP 97-2 beginning in fiscal 1998 and does not expect such adoption to have a material effect on its consolidated financial statements.

                    WHITE PINE SOFTWARE, INC. AND SUBSIDIARY

                               DECEMBER 31, 1997

2. RESTRUCTURING

    In the fiscal quarter ended July 4, 1997, the Company reorganized its operations and recorded a restructuring charge in the amount of $661,000 as a result of a change in senior management and a reduction in its workforce. This amount consisted primarily of severance payments, outplacement expenses, and related fees for 26 employees who were laid off at the quarter end. The reorganization reflected the Company's decision to focus its resources on its web-based conferencing and connectivity products, and to terminate support, development, and sales of certain older product lines. At December 31, 1997, the Company's restructuring liability was $91,000. This amount represents severance payments that will continue to be paid through June 1998.

3. INDEBTEDNESS

  LINE OF CREDIT

    The Company has a line of credit with a financial institution which provides for maximum available borrowings of $3,000,000. Interest on the line is payable monthly at the bank's prime rate plus .5% (9.00% at December 31, 1997). Borrowings under the line are due on demand and are secured by substantially all assets of the Company, including a $515,000 certificate of deposit. This agreement expires on June 30, 1998. At December 31, 1997, there were no amounts outstanding under the line of credit.

    The line of credit agreement contains various restrictive covenants, the most significant of which include the maintenance of a minimum net worth, a maximum ratio of total liabilities to tangible net worth, a minimum ratio of current assets to current liabilities, and profitability levels.

  LONG-TERM DEBT

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1997        1996
                                                                         ---------  ----------
Secured, non-interest bearing, term loan from a foreign governmental agency, due in annual installments of $44,408, with the final installment due in September 1999....................................  $  59,000  $  186,000
Note payable, due in monthly installments of $883 plus interest at
  9.5%, with remaining balances due August 2000........................     28,000      39,000
                                                                         ---------  ----------
                                                                            87,000     225,000
Less current portion...................................................     55,000     112,000
                                                                         ---------  ----------
                                                                         $  32,000  $  113,000
                                                                         ---------  ----------
                                                                         ---------  ----------

    Aggregate maturities of long-term debt are as follows: 1998--$55,000; 1999--$25,000; and 2000-- $7,000.

    Total interest expense for the years ended December 31, 1997 and 1996, was approximately $59,000 and $37,000, respectively, and is included in other expense.

                    WHITE PINE SOFTWARE, INC. AND SUBSIDIARY

                               DECEMBER 31, 1997

4. ACCRUED EXPENSES AND OTHER ACCRUED LIABILITIES

    Accrued expenses and other accrued liabilities consist of the following:

                                                                           DECEMBER 31,
                                                                    --------------------------
                                                                        1997          1996
                                                                    ------------  ------------
Accrued compensation and related benefits.........................  $    782,000  $    798,000
Pending litigation................................................       291,000       292,000
Royalties.........................................................       229,000       523,000
Other accruals....................................................       675,000       928,000
                                                                    ------------  ------------
                                                                    $  1,977,000  $  2,541,000
                                                                    ------------  ------------
                                                                    ------------  ------------

    The Company is a co-defendant in various lawsuits filed in federal and state courts in New York. The lawsuits seek damages for alleged injuries sustained while using products which the plaintiffs assert were designed and manufactured by a predecessor of the Company. Although the Company is defending these claims, exposure is partially limited by insurance and indemnification by the primary contractor. While management believes that losses from these claims are not probable (as defined by Statement of Financial Accounting Standards No. 5), it has an accrual of approximately $291,000 as of December 31, 1997 for legal fees and potential losses which could arise from such claims. The actual amount of such losses may range from $0 to $8,250,000, which represents the sum of the damages sought by the plaintiffs in such lawsuits.

5. INCOME TAXES

    The Company's deferred tax assets and related valuation allowances are as follows:

                                                                          DECEMBER 31,
                                                                  ----------------------------
                                                                      1997           1996
                                                                  -------------  -------------
Deferred tax assets.............................................  $   6,500,000  $   4,200,000
Valuation allowance for deferred tax assets.....................     (6,500,000)    (4,200,000)
                                                                  -------------  -------------
Net deferred tax asset..........................................  $    --        $    --
                                                                  -------------  -------------
                                                                  -------------  -------------

    Deferred tax assets consist primarily of net operating and capital loss carryforwards and accrued liabilities.

    The Company recorded a valuation allowance of $6,500,000 and $4,200,000 at December 31, 1997 and 1996, respectively, against its deferred tax assets since it is believed to be more likely than not that the net operating loss carryforwards and other temporary differences will not provide a future tax benefit.

    At December 31, 1997, the Company had cumulative federal net operating loss carryforwards of approximately $15,695,000 for income tax purposes. The availability of the net operating loss carryforwards to offset future taxable income is subject to significant annual limitations. The loss carryforwards expire at various dates through 2012.

                    WHITE PINE SOFTWARE, INC. AND SUBSIDIARY

                               DECEMBER 31, 1997

6. LEASE COMMITMENTS

  OPERATING LEASES

    The Company leases its office facilities under various operating leases expiring at various times through fiscal 2001. Future minimum annual rental commitments under the lease agreements for the years ending December 31 are as follows:

1998..............................................................  $ 258,000
1999..............................................................    243,000
2000..............................................................    226,000
2001..............................................................    170,000
                                                                    ---------
                                                                    $ 897,000
                                                                    ---------
                                                                    ---------

    Total rent expense for the years ended December 31, 1997 and 1996, was approximately $332,000 and $399,000, respectively.

7. SIGNIFICANT CUSTOMERS AND GEOGRAPHICAL SALES

    During the years ended December 31, 1997 and 1996, one customer accounted for approximately 14% of the Company's total revenue.

    The Company's sales by geographic location are summarized below:

                                                                   YEAR ENDED DECEMBER 31,
                                                                 ----------------------------
                                                                     1997           1996
                                                                 -------------  -------------
United States and Canada.......................................  $   8,228,000  $   8,394,000
Europe.........................................................      1,554,000      1,911,000
Pacific Rim....................................................      1,270,000      1,361,000
                                                                 -------------  -------------
                                                                 $  11,052,000  $  11,666,000
                                                                 -------------  -------------
                                                                 -------------  -------------

8. EMPLOYEE BENEFITS

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

STOCK OPTION PLANS

    The Company has elected to follow Accounting Principals Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires use of option valuation models that were not

                    WHITE PINE SOFTWARE, INC. AND SUBSIDIARY

                               DECEMBER 31, 1997

8. EMPLOYEE BENEFITS --(CONTINUED)
developed for use in valuing employee stock options. No compensation expense is recognized under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant.

  EMPLOYEE STOCK PURCHASE PLAN

    In 1997, the Company adopted the 1996 Employee Stock Purchase Plan (the "ESPP"). Under the ESPP, an aggregate of 100,000 shares of Common Stock are reserved for purchase by qualified employees, at 85% of the appropriate market price. The ESPP provides that qualified employees may authorize payroll deductions from 1% to 6% of their base pay to purchase shares at the lower of the market price in effect on the day the offering starts or the day the offering terminates. In 1997, the Company issued 14,787 shares under the ESPP at $2.23 per share.

  1996 STOCK OPTION PLAN

    In 1996, the Company adopted the 1996 Stock Option Plan (the "Stock Option Plan"). Under the Stock Option Plan, 550,000 shares of the Company's Common Stock are available for grant to employees. On September 30, 1997 the Company amended the Stock Option Plan increasing the number of available shares from 550,000 to 1,000,000. Option prices and exercise periods are determined by the Board of Directors on the date of grant. All options granted under the Stock Option Plan become exercisable in installments over a three to four year period commencing from the date of grant and expire 10 years from the date of grant.

  DIRECTOR STOCK OPTION PLAN

    In 1997, the Company adopted the 1997 Outside Director Stock Option Plan (the "Director's Plan"). The Company has reserved 150,000 shares of Common Stock under the Director's Plan. The Director's Plan authorizes a one time automatic grant of options to acquire 15,000 shares of Common Stock as an initial award for being a Director. Each subsequent year, at re-election, Directors are granted an additional 10,000 options. All options granted are exercisable at the next annual meeting subsequent to being granted. All options expire 10 years from the date of grant and have an exercise price equal to the fair market value of the Company's Common Stock on the date of grant.

OPTION REPRICING

    On August 5, 1997, the Board of Directors authorized the repricing of 128,550 stock options which had a weighted average exercise price of $5.33 to the fair market value of $2.50 per share, if elected by the option holder. As a part of the repricing, vesting periods for the repriced options were extended from three years to four years.

FAS 123 DISCLOSURES

    Pro forma information regarding net loss and loss per common and common equivalent share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value

                    WHITE PINE SOFTWARE, INC. AND SUBSIDIARY

                               DECEMBER 31, 1997

8. EMPLOYEE BENEFITS --(CONTINUED)
method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                      OPTIONS        ESPP
                                                    -----------   -----------
                                                    1997   1996   1997   1996
                                                    ----   ----   ----   ----
Expected life (years).............................  4.1    4.9     .5     --
Interest rate.....................................  6.2%   6.2%   6.2%    --
Volatility........................................   .6     .5     .6     --

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands except for per share information):

                                                                    1997       1996
                                                                  ---------  ---------
Pro forma net loss..............................................  ($  7,403) ($  3,786)
Pro forma net loss per share:     Basic.........................  ($    .81) ($    .57)
                                  Diluted.......................  ($    .89) ($    .57)

    Because FAS 123 is applicable only to options granted and shares issued pursuant to the ESPP subsequent to December 15, 1995, its pro forma effect will not be fully reflected until fiscal year 1999.

    Option activity under the Plans is summarized below:

                                                          1997                     1996
                                                 -----------------------  -----------------------
                                                              WEIGHTED                 WEIGHTED
                                                               AVERAGE                  AVERAGE
                                                              EXERCISE                 EXERCISE
                                                   SHARES       PRICE       SHARES       PRICE
                                                 ----------  -----------  ----------  -----------
Outstanding at beginning of year...............   1,088,437   $    2.29      882,749   $    1.01
Granted........................................     864,050        3.46      262,350        6.47
Expired or canceled............................    (295,536)       5.02      (30,151)       1.12
Exercised......................................    (248,703)        .97      (26,511)       2.20
                                                 ----------               ----------
Outstanding at end of year.....................   1,408,248        2.65    1,088,437        2.29
                                                 ----------               ----------
                                                 ----------               ----------
Exercisable at end of year.....................     673,261   $    1.71      732,651   $    0.95
                                                 ----------       -----   ----------       -----
                                                 ----------       -----   ----------       -----

                    WHITE PINE SOFTWARE, INC. AND SUBSIDIARY

                               DECEMBER 31, 1997

8. EMPLOYEE BENEFITS --(CONTINUED)
    The following table presents weighted-average price and fair value information about options granted equal to, and greater than fair market value during fiscal year 1997:

                                                NUMBER OF
                                                 OPTIONS    WEIGHTED-AVERAGE   WEIGHTED-AVERAGE
EXERCISE PRICE ON DATE OF GRANT                  GRANTED     EXERCISE PRICE       FAIR VALUE
---------------------------------------------  -----------  -----------------  -----------------
Equal to fair market value...................     797,550       $    3.54          $    3.54
Less than fair market value..................      66,500       $    2.50          $    3.47
                                               -----------
                                                  864,050
                                               -----------
                                               -----------

    The following table presents weighted-average price and life information about significant option groups outstanding at December 31, 1997:

                              OPTIONS OUTSTANDING
                ------------------------------------------------       OPTIONS EXERCISABLE
   RANGE OF                  WEIGHTED AVERAGE                     ------------------------------
   EXERCISE       NUMBER        REMAINING      WEIGHTED AVERAGE     NUMBER     WEIGHTED AVERAGE
    PRICES      OUTSTANDING  CONTRACTUAL LIFE   EXERCISE PRICE    EXERCISABLE   EXERCISE PRICE
--------------  -----------  ----------------  -----------------  -----------  -----------------
 $ .50 - $ .80     280,392         4 years         $     .52         280,392       $     .52
  1.00 -  2.00     267,956         7 years              1.30         246,570            1.25
  2.50 -  3.88     610,650         9 years              2.70          65,612            2.69
  5.00 -  7.88     249,250         9 years              6.38          80,687            6.40
                -----------                                       -----------
                 1,408,248                                           673,261
                -----------                                       -----------
                -----------                                       -----------

9. RECAPITALIZATION

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