Form 10QSB
period 1998-04-03
WHITE PINE SOFTWARE INC
filed 1998-05-15
CIK 1006591

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
   (Mark One)

     |X| Quarterly report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the quarterly period ended April 3, 1998

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

                                 Yes  |X|   No |_|

The number of shares outstanding of the Registrant's common stock as of May 10, 1998 was 9,325,758.

Transitional Small Business Disclosure Format (check one):

                                 Yes  |_|   No |X|

                                TABLE OF CONTENTS



                          PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited):

      Condensed Consolidated Balance Sheets as of April 3, 1998 and
      December 31, 1997...................................................   3

      Condensed Consolidated Statements of Income and Comprehensive
      Income for the three months ended April 3, 1998 and April 4, 1997...   4

      Condensed Consolidated Statements of Cash Flows for the three
      months ended April 3, 1998 and April 4, 1997........................   5

      Notes to Condensed Consolidated Financial Statements................   6

Item 2. Management's Discussion and Analysis or Plan of Operation.........   7

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................................  11

Item 6. Exhibits and Reports on Form 8-K..................................  12


                         PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements


                    White Pine Software, Inc. and Subsidiary
                Condensed Consolidated Balance Sheets (Unaudited)
                                 (in thousands)


                                                         April 3,   December 31,
                                                           1998          1997
                                                       -----------   -----------
Assets
    Current assets:
        Cash and cash equivalents                      $    13,069   $    14,704
        Accounts receivable, net                             1,828         2,403
        Inventories                                             84            98
        Prepaid expenses and other current assets            1,180         1,378
                                                       -----------   -----------
             Total current assets                           16,161        18,583

    Property and equipment, net                              1,532         1,514
    Third party licenses, net                                  603           669
    Goodwill, net                                              616           676
    Other long-term assets                                     188           168
                                                       -----------   -----------
Total assets                                           $    19,100   $    21,610
                                                       ===========   ===========

Liabilities and stockholders' equity
    Current liabilities:
        Accounts payable and accrued expenses          $     1,921   $     2,550
        Deferred revenue                                       281           246
        Current portion of long-term debt                       54            55
                                                       -----------   -----------
             Total current liabilities                       2,256         2,851

    Long-term debt, net of current portion                      29            33
Total stockholders' equity                                  16,815        18,726
                                                       -----------   -----------
Total liabilities and stockholders' equity             $    19,100   $    21,610
                                                       ===========   ===========


See Notes to Condensed Consolidated Financial Statements

                    White Pine Software, Inc. and Subsidiary
      Condensed Consolidated Statements of Income and Comprehensive Income
                 (in thousands, except per share and share data)



                                                       Three Months Ended
                                                -----------------------------
                                                  April 3, 1998  April 4, 1997
                                                   (Unaudited)    (Unaudited)
                                                -----------------------------
Revenue:
   Software license fees                         $     1,794     $     2,263
   Services and other                                    211             337
                                                 -----------     -----------
      Total revenue                                    2,005           2,600

Cost of revenue                                          412             559
                                                 -----------     -----------
Gross profit                                           1,593           2,041

Operating expenses:
   Sales and marketing                                 1,823           2,003
   Research and development                            1,284           1,661
   General and administrative                            571             951
                                                 -----------     -----------
      Total operating expenses                         3,678           4,615
                                                 -----------     -----------
Loss from operations                                  (2,085)         (2,574)

Other income, net                                        180             226
                                                 -----------     -----------
Loss before provision for income taxes                (1,905)         (2,348)
Other comprehensive income                                --               7

                                                 -----------     -----------
Comprehensive income                                  (1,905)         (2,341)
Provision for income taxes                                 5              --
                                                 -----------     -----------
Net loss                                         $    (1,910)    $    (2,341)
                                                 ===========     ===========
Net loss per share: Basic                        $     (0.21)    $     (0.26)
                                                 ===========     ===========
                   Diluted                       $     (0.21)    $     (0.26)
                                                 ===========     ===========
Weighted average number of common and common
   equivalent shares outstanding                   9,306,710       9,057,740
                                                 ===========     ===========


See Notes to Condensed Consolidated Financial Statements

                    White Pine Software, Inc. and Subsidiary
            Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (in thousands)

                                                                    Three Months Ended
                                                                   --------------------
                                                                   April 3,    April 4,
                                                                     1998        1997
                                                                   --------    --------
Operating activities
Net loss                                                           $ (1,910)   $ (2,342)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation                                                        131         103
    Amortization of goodwill and third party licenses                   125         168
    Provision for bad debts                                               7          24
    Changes in operating assets and liabilities:
         Accounts receivable                                            560         686
         Inventories                                                     14          30
         Prepaid expenses                                               234        (152)
         Other assets                                                   (58)         (2)
         Accounts payable and accrued expenses                         (615)       (235)
         Deferred revenue                                                38        (211)
                                                                   --------    --------
Net cash used in operating activities                                (1,474)     (1,931)

Investing activities
Purchase of property and equipment, net                                (153)       (227)
Purchase of third party licenses, net                                    --        (158)
                                                                   --------    --------
Net cash used in investing activities                                  (153)       (385)

Financing activities
Principal payments on long-term debt
                                                                         (3)       (105)
Proceeds from common stock issued at $5.83 par value common
  stock, redeemable as $.01 par value common stock                        4          --
Proceeds from common stock issued upon exercise of stock options         --          51
                                                                   --------    --------
Net cash provided by financing activities
                                                                          1         (54)
Currency translation effect on cash and cash equivalents
                                                                         (9)        (13)
                                                                   --------    --------
Net decrease in cash and cash equivalents                            (1,635)     (2,383)
Cash and cash equivalents at beginning of period                     14,704      23,298
                                                                   --------    --------
Cash and cash equivalents at end of period                         $ 13,069    $ 20,915
                                                                   ========    ========

See Notes to Condensed Consolidated Financial Statements

                    WHITE PINE SOFTWARE, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                  April 3, 1998


1. Accounting Policies

Description of Business

      The Company develops, markets and supports multiplatform desktop multimedia software that facilitates worldwide video and audio communication and data collaboration across the Internet, intranets and other networks that use the Internet Protocol ("IP"). The Company's desktop videoconferencing software products, CU-SeeMe and MeetingPoint, create a client-server solution that allows users to participate in real-time, multipoint videoconferences over the Internet and intranets. In November 1997, the Company began commercial shipments of MeetingPoint, the first multimedia conferencing server software to implement the ITU H.323 standard for conferencing over packet networks. MeetingPoint enables any standards-based client to participate in full multipoint group conferences. Further building upon the core CU-SeeMe and MeetingPoint technologies, the Company developed ClassPoint, an integrated vertical solution for distance learning and distance training, which began shipping commercially in April 1998. The Company also offers desktop X Windows and terminal emulation software. The Company's customers include businesses, educational institutions, government organizations and individual consumers. The Company markets and sells its products in the United States, Canada, Europe, and the Pacific Rim through distributors, a combination of strategic partners and OEMs, and its direct sales organization, as well as over the Internet. The Company was incorporated in April 1992.

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly owned foreign subsidiary, White Pine Software, Europe. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

      Cash and cash equivalents consist of cash on hand and investments in high grade commercial paper having maturities of three months or less when purchased. Commercial paper qualifying as cash equivalents totaled $12,078,000 and $13,440,000 at April 3, 1998 and December 31, 1997, respectively. These investments have been categorized as held to maturity under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, the balances are stated at amortized cost, which approximates fair value, because of the short maturity of these instruments.

Revenue Recognition

      The Company's revenue is derived from software license fees and fees for services related to its software products, primarily software maintenance fees. The Company recognizes revenue in accordance with the provisions of AICPA Statement of Position No. 97-2, Software Revenue Recognition.

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

Loss per Share

      In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Pursuant to the previous requirements of the Securities and Exchange Commission (the "SEC"), common shares and common share equivalents issued by the Company during the twelve-month period prior to the initial public offering of the Company's common stock had been included in the calculations as if they were outstanding for all periods prior to the offering in August 1996 whether or not they were anti-dilutive. In February 1998, the SEC issued Staff Accounting Bulletin 98 which, among other things, conformed prior SEC requirements to SFAS 128 and eliminated inclusion of such shares in the computation of earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to SFAS 128 and SEC requirements.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation

      THIS FORM 10-QSB CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE AND ACHIEVEMENTS OF WHITE PINE SOFTWARE, INC. TO DIFFER MATERIALLY FROM THOSE INDICATED BY THE FORWARD-LOOKING STATEMENTS. CERTAIN OF THESE FACTORS ARE DESCRIBED UNDER "ITEM 1A. Risk Factors" IN THE COMPANY'S FORM 10-KSB, FILED WITH THE COMMISSION DECEMBER 31, 1997, A COPY OF WHICH IS INCLUDED AS AN EXHIBIT TO THIS FORM 10-QSB AND IS INCORPORATED HEREIN BY REFERENCE.

Overview

      The Company develops, markets and supports multi-platform desktop multimedia software that facilitates worldwide video and audio communication and data collaboration across the Internet, intranets and other networks using IP. The Company's desktop videoconferencing software products, CU-SeeMe and MeetingPoint, create a client-server solution that allows users to participate in real-time, multipoint videoconferences over the Internet and intranets. In November 1997, the Company began commercial shipments of MeetingPoint, the first multimedia conferencing server software to implement the ITU H.323 standard for conferencing over packet networks. MeetingPoint enables any standards-based client to participate in full multipoint group conferences. Further building upon the core CU-SeeMe and MeetingPoint technologies, the Company developed ClassPoint, an integrated vertical solution for distance learning and distance training, which began shipping commercially in April 1998. The Company also offers desktop X Windows and terminal emulation software.

      In June 1995, as a part of its continuing plan to focus on software connectivity products, the Company entered into the License Agreement with the Cornell Research Foundation, Inc. (the "Cornell Foundation"), which granted to the Company the exclusive worldwide right to develop, modify, market, distribute and sublicense commercial versions of Freeware CU-SeeMe and its related software-only multipoint conferencing server. The Company commenced shipments of the initial commercial versions of CU-SeeMe and the White Pine Reflector (the predecessor of MeetingPoint) in March 1996 and May 1996, respectively. The Company anticipates that its revenue growth, if any, will depend on increased sales of MeetingPoint and other multimedia server solutions, such as ClassPoint. Accordingly, the Company intends to continue to devote a substantial portion of its research and development and sales and marketing resources to technologies related to group conferencing.

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

      The Company's revenue is derived from software license fees and fees for services related to its software products, primarily software maintenance fees. During fiscal 1997, the Company recognized revenue in accordance with the American Institute of Certified Public Accountants Statement of Position No. 91-1, "Software Revenue Recognition." For fiscal year 1998, the Company is recognizing revenue in accordance with AICPA Statement of Position 97-2, "Software Revenue Recognition." Software license revenue is recognized upon execution of a contract or purchase order and shipment of the software, net of allowances for estimated future returns, provided that no significant obligations on the part of the Company remain outstanding and collection of the related receivable is deemed probable by management. An allowance for product returns is recorded by the Company at the time of sale and is measured periodically to adjust to changing circumstances, including changes in retail sales. Software maintenance fees, which are generally payable in advance and are non-refundable, are recognized ratably over the period of the maintenance contract, typically twelve months. Revenue from training and consulting services is recognized as services are provided. Software license fees, consulting fees and training fees that have been prepaid or invoiced but that do not yet qualify for recognition as revenue under the Company's policy, and prepaid maintenance fees not yet recognized as revenue, are reflected as deferred revenue.

      Results of Operations. The following table sets forth line items from the Company's statement of operations as percentages of total revenue for the three months ended April 3, 1998 and April 4, 1997.




                                      Three months ended
                                     April 3,      April 4,
                                       1998         1997
                               ----------------------------
Revenue:
   Software license fees               89.5%        87.0%
   Services and other                  10.5         13.0
                               ----------------------------

      Total revenue                   100.0        100.0
   Cost of revenue                     20.6         21.5
                               ----------------------------
Gross profit                           79.4         78.5

Operating expenses:
   Sales and marketing                 90.9         77.0
   Research and development            64.0         63.9
   General and administrative          28.5         36.6
                               ----------------------------
      Total operating expenses        183.4        177.5

Loss from operations                 (104.0)       (99.0)

Interest income and other, net          9.0          9.0
Provision for income taxes              0.3           --
                               ----------------------------

Net loss                              (95.3)%      (90.0)%
                                     =======       ======


Revenue. Total revenue decreased by 23% to $2,005,000 in the quarter ended April 3, 1998 from $2,600,000 in the quarter ended April 4, 1997. The decrease in revenue was attributed to lower videoconferencing revenues and the continued decline of the Company's connectivity revenue streams. These shortfalls occurred primarily in the international sectors.Revenue from sales outside the United States comprised 29% and 30% of total revenue for the quarters ended April 3, 1998 and April 4, 1997, respectively.

Cost of Revenue. Cost of revenue consists principally of royalties and associated amortization of paid license fees relating to third-party software included in the Company's products, and costs of product media, manuals, packaging materials, product localization for international markets, duplication and shipping.

Cost of revenue as a percentage of total revenue decreased to 21% for the quarter ended April 3, 1998 from 22% for the quarter ended April 4, 1997. The percentage decrease resulted primarily from reduced royalty payments under the revised License Agreement with the Cornell Foundation, offset in part by the fixed portion of cost of sales which represented a larger percentage of revenue in the most recent quarter.

Sales and Marketing. Sales and marketing expense consists primarily of costs associated with sales and marketing personnel, sales commissions, trade shows, advertising and promotional materials. Sales and marketing expense decreased by 9% to $1,823,000 in the quarter ended April 3, 1998 as compared to the respective period in the prior year. This decrease was attributable to lower advertising expense in the quarter ended April 3, 1998. Sales and marketing expense for the quarter decreased by 11% from the prior quarter primarily as a result of reduced advertising and trade show activity in the quarter ending April 3, 1998. Sales and marketing expense increased as a percentage of total revenue to 91% in the quarter ended April 3, 1998 from 69% in the quarter ended April 4, 1997. This increase was due to the shortfall in revenue in the most recent quarter ended April 3, 1998.

Research and Development. Research and development expense consists primarily of costs of personnel and equipment. Research and development expense decreased by 23% to $1,284,000 in the quarter ended April 3, 1998 from $1,661,000 in the quarter ended April 4, 1997. The decrease was principally attributable to reduced headcount and consulting fees in comparison with the same period in the prior year. Research and development expense for the quarter increased by 9% from the prior quarter. This increase was substantially due to increased headcount over the quarter ended December 31, 1997. Total research and development expense represented 64% and 40% of total revenue for the quarters ended April 3, 1998 and April 4, 1997, respectively.

General and Administrative. General and administrative expense consists of administrative, financial and general management activities, including legal, accounting and other professional fees. General and administrative expense decreased by 40% over the same quarter prior year to $571,000 in the three months ended April 4, 1997. The decrease was due primarily to reduced salary expense and legal and audit fees in the quarter ended April 3, 1998. General and administrative expense decreased as a percentage of total revenue to 28% in the quarter ended April 3, 1998 from 37% in the same quarter in the prior year.

Provision for Income Taxes. The Company's provision for income taxes consists of federal alternative minimum taxes and state and foreign income taxes. The Company expects that its effective tax rate for the foreseeable future will be lower than the combined federal and state statutory rate primarily as a result of the realization of net operating loss carryforwards.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

      The Company is a defendant in six lawsuits pending in New York federal and state courts (the "RSI Suits") in which the plaintiffs claim to suffer from carpal tunnel syndrome, or "repetitive stress injuries," as a result of having used computer keyboards (the "Keyboards") that are alleged to have been defectively designed. The Keyboards were supplied, and possibly designed and manufactured, by Ontel Corporation. The assets of Ontel Corporation were purchased in 1982 by Visual Technology, Inc. ("Visual"), a predecessor of Visual T.I., Inc. ("VTI"), which in turn is a predecessor of the Company. See "Item 1. Description of Business Overview." The RSI Suits, which seek money damages, were brought from February 1992 to June 1996 by employees of New York Telephone, which purchased the Keyboards from Lockheed Electronics Corporation. One or more of Visual, Ontel Corporation, Lockheed Electronic Corporation and Key Tronics Corporation, a subcontractor for certain of the Keyboards, are named as co-defendants in certain of the RSI Suits. New York Telephone employees are also proceeding with 29 suits that name as defendants only Visual and/or Ontel Corporation. The Company could be named as a defendant in these cases. None of the RSI Suits has reached trial and additional information detrimental to the Company could be developed in the course of discovery.

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

      From time to time, the Company may be exposed to litigation arising out of its products, services and operations. As of the date of filing this Form 10-QSB, the Company is not engaged in any legal proceedings of a material nature, other than the RSI Suits.

Item 6. Exhibits and Reports on Form 8-K

      (a)  Exhibits

          Exhibit    Description

            11.1     Statement re computation of per share earnings

            27.1     Financial Data Schedule for fiscal quarter ended April 3,
                     1998

            99.1 Disclosure set forth under "Item 1A. Risk Factors" in the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 (incorporated by reference from pages 15 to 25 of such Annual Report).

      (b)  Reports on Form 8-K

          None.

                                 SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of May 15, 1998.

                                          WHITE PINE SOFTWARE, INC.


                                          By:    /s/ KILLKO A. CABALLERO
                                                 -----------------------------
                                                 Killko A. Caballero
                                                 President


                                          By:    /s/ CHRISTINE J. COX
                                                 -----------------------------
                                                 Christine J. Cox
                                                 Vice President - Finance and
                                                 Principal Financial and
                                                 Accounting Officer