Form 10QSB
period 1998-07-03
WHITE PINE SOFTWARE INC
filed 1998-08-17
CIK 1006591

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
   (Mark One)

     /X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the quarterly period ended July 3, 1998

     /_/ Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition period from _________ to _________


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

                                 Yes  /X/   No /_/

The number of shares outstanding of the Registrant's common stock as of August 7, 1998 was 10,263,232.

Transitional Small Business Disclosure Format (check one):

                                 Yes  /_/   No /X/

                                TABLE OF CONTENTS



                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

      Condensed Consolidated Balance Sheets as of July 3, 1998 and
      December 31, 1997...................................................   3

      Condensed Consolidated Statements of Income
      for the three and six months ended July 3, 1998 and July 4, 1997....   4

      Condensed Consolidated Statements of Cash Flows for the six
      months ended July 3, 1998 and July 4, 1997..........................   5

      Notes to Condensed Consolidated Financial Statements................   6

Item 2. Management's Discussion and Analysis or Plan of Operation.........   8

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................................  14

Item 5. Other Information.................................................  14

Item 6. Exhibits and Reports on Form 8-K..................................  16

Signatures................................................................  17

                         PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                    White Pine Software, Inc. and Subsidiary
                Condensed Consolidated Balance Sheets (Unaudited)
                                 (in thousands)

                                                                                     July 3,               December 31,
                                                                                      1998                     1997
                                                                              -----------------        -----------------

Assets
        Current assets:
           Cash and cash equivalents                                          $         11,082         $         14,704
           Accounts receivable, net                                                      1,626                    2,403
           Inventories                                                                      95                       98
           Prepaid expenses and other current assets                                     1,023                    1,378
                                                                              -----------------        -----------------
                   Total current assets                                                 13,826                   18,583

        Property and equipment, net                                                      1,525                    1,514
        Third party licenses, net                                                          546                      669
        Goodwill, net                                                                      557                      676
        Other long term assets                                                             169                      168
                                                                              -----------------        -----------------
Total assets                                                                  $         16,623         $         21,610
                                                                              -----------------        -----------------
                                                                              -----------------        -----------------

Liabilities and stockholders' equity
        Current liabilities:
           Accounts payable and accrued expenses                              $          2,058         $          2,550
           Deferred revenue                                                                200                      246
           Current portion of long-term debt                                                54                       55
                                                                              -----------------        -----------------
                   Total current liabilities                                             2,312                    2,851

        Long term debt, net of current portion                                              27                       33
Total stockholders' equity                                                              14,284                   18,726
                                                                              -----------------        -----------------
Total liabilities and stockholders' equity                                    $         16,623         $         21,610
                                                                              -----------------        -----------------
                                                                              -----------------        -----------------

See Notes to Condensed Consolidated Financial Statements

                    White Pine Software, Inc. and Subsidiary
             Condensed Consolidated Statements of Income (Unaudited)
                        (in thousands, except share data)


                                                      Three Months Ended              Six Months Ended
                                                      ------------------              ----------------
                                                 July 3,1998     July 4,1997     July 3,1998     July 4,1997
                                                 -----------     -----------     -----------     -----------


 Revenue:
      Software license fees                      $     1,479     $     2,312     $     3,273     $     4,575
      Services and other                                 222             313             434             650
                                                 -----------     -----------     -----------     -----------
         Total revenue                                 1,701           2,625           3,707           5,225

 Cost of revenue                                         307             461             720           1,020
                                                 -----------     -----------     -----------     -----------
 Gross profit                                          1,394           2,164           2,987           4,205

 Operating expenses:
      Sales and marketing                              2,133           2,081           3,956           4,085
      Research and development                         1,327           1,586           2,611           3,247
      General and administrative                         699             603           1,270           1,554
      Restructuring                                     --               661            --               661
                                                 -----------     -----------     -----------     -----------
         Total operating expenses                      4,159           4,931           7,837           9,547
                                                 -----------     -----------     -----------     -----------
Loss  from operations                                 (2,765)         (2,767)         (4,850)         (5,342)

 Other income, net                                       152             279             332             506
                                                 -----------     -----------     -----------     -----------
 Loss before provision for income taxes               (2,613)         (2,488)         (4,518)         (4,836)
 Other comprehensive income                               (1)           --                (1)              7
                                                 -----------     -----------     -----------     -----------
 Comprehensive loss                                   (2,614)         (2,488)         (4,519)         (4,829)
                                                 -----------     -----------     -----------     -----------
 Provision for income taxes                             --              --                 5            --
                                                 -----------     -----------     -----------     -----------
 Net comprehensive loss                          $    (2,614)    $    (2,488)    $    (4,524)    $    (4,829)
                                                 -----------     -----------     -----------     -----------
                                                 -----------     -----------     -----------     -----------


 Net loss per share:         Basic:              $     (0.28)    $     (0.27)    $     (0.49)    $     (0.53)
                                                 -----------     -----------     -----------     -----------
                                                 -----------     -----------     -----------     -----------
                             Diluted:            $     (0.28)    $     (0.27)    $     (0.49)    $     (0.53)
                                                 -----------     -----------     -----------     -----------
                                                 -----------     -----------     -----------     -----------

 Weighted average number of common and common
      equivalent shares outstanding                9,339,527       9,096,989       9,322,940       9,077,046
                                                 -----------     -----------     -----------     -----------
                                                 -----------     -----------     -----------     -----------

See Notes to Condensed Consolidated Financial Statements

                    White Pine Software, Inc. and Subsidiary
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (in thousands)


                                                                           Six months Ended
                                                                           ----------------
                                                                         July 3,      July 4,
                                                                          1998         1997
                                                                        --------     --------
Operating activities
Net loss                                                                $ (4,524)    $ (4,829)
Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation                                                          271          219
       Amortization of goodwill and third-party licenses                     242          380
       Provision for bad debts                                                16           46
       Changes in operating assets and liabilities:
              Accounts receivable                                            760          986
              Inventories                                                      4          (20)
              Prepaid expenses                                               364       (1,062)
              Other assets                                                   (11)         (59)
              Accounts payable and accrued expenses                         (486)         267
              Deferred revenue                                               (46)        (457)
                                                                        --------     --------
Net cash used in operating activities                                     (3,410)      (4,529)

Investing activities
Purchase of property and equipment, net                                     (285)        (504)
Purchase of third-party licenses, net                                       --           (149)
                                                                        --------     --------
Net cash used in investing activities                                       (285)        (653)

Financing activities
Principal payments on long-term debt                                          (5)        (168)
Proceeds from common stock issued at $5.83 par value stock
     redeemable as $.01 par value stock                                     --           --
Proceeds from common stock issued upon exercise of stock options              57           88
Proceeds from common stock issued under Employee Stock Purchase Plan          39         --
                                                                        --------     --------
Net cash provided by financing activities                                     91          (80)

Currency translation effect on cash and cash equivalents                     (18)         (30)
                                                                        --------     --------
Net decrease in cash and cash equivalents                                 (3,622)      (5,293)
Cash and cash equivalents at beginning of period                          14,704       23,298
                                                                        --------     --------
Cash and cash equivalents at end of period                              $ 11,082     $ 18,006
                                                                        --------     --------
                                                                        --------     --------


See Notes to Condensed Consolidated Financial Statements

                    WHITE PINE SOFTWARE, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                  July 3, 1998

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

Cash and Cash Equivalents

      Cash and cash equivalents consist of cash on hand and investments in high grade commercial paper having maturities of three months or less when purchased. Commercial paper qualifying as cash equivalents totaled $10,275,000 and $13,440,000 at July 3, 1998 and December 31, 1997, respectively. These investments have been categorized as held to maturity under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, the balances are stated at amortized cost, which approximates fair value, because of the short maturity of these instruments.

Revenue Recognition

      The Company's revenue is derived from software license fees and fees for services related to its software products, primarily software maintenance fees. The Company's revenue recognition practices were substantially in compliance with the provisions of AICPA Statement of Position No. 97-2, Software Revenue Recognition, at the time of adoption on January 1, 1998.

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

Subsequent Events

      On July 8, 1998, the Company purchased certain assets (the "Assets"), including intellectual property, comprising certain T.120 whiteboarding and data collaboration technology from Labtam Communications Pty. Ltd. ("Labtam"), an Australian corporation with a principal place of business in Braeside, Victoria, Australia.

      The purchase price for the Assets consisted of (i) 900,000 shares (the "Shares") of the Company's common stock, par value U.S. $0.01 per share; (ii) cash payment of a total of U.S. $628,060 in July 1998; and (iii) cash payment of A$201,606 (or approximately U.S. $119,693, based upon the average of the exchange rates between the Australian dollar and the United States dollar as published in THE WALL STREET JOURNAL on August 12, 1998) due on January 15, 1999. The terms of, and consideration paid in, this transaction were the result of arm's length negotiations between the Company and Labtam, which had no relationship prior to this transaction. The Company has used and intends to use its existing cash and cash equivalents to pay the cash portion of the purchase price.

         An aggregate of 450,000 Shares has been deposited in escrow as security for potential claims by the Company against Labtam for breaches of certain representations, warranties, covenants and agreements contained in the purchase agreement relating to the Assets. In the absence of any such claims, 225,000 of the escrowed Shares will be released to Labtam on January 8, 1999 and the remaining 225,000 escrowed Shares will be released on July 8, 1999.

         The Company plans to incorporate the purchased technology into its MeetingPoint and ClassPoint conferencing solutions. T.120 is the protocol that defines whiteboarding, application sharing and data collaboration for multipoint conferencing applications.

Item 2.   Management's Discussion and Analysis or Plan of Operation

      THIS FORM 10-QSB CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE AND ACHIEVEMENTS OF WHITE PINE SOFTWARE, INC. TO DIFFER MATERIALLY FROM THOSE INDICATED BY THE FORWARD-LOOKING STATEMENTS, INCLUDING (A) THE COMPANY'S HISTORICAL AND CONTINUING OPERATING LOSSES, (B) THE COMPANY'S RELIANCE ON ITS UNPROVEN PRODUCTS, MEETINGPOINT AND CLASSPOINT, THAT WERE INTRODUCED RELATIVELY RECENTLY,
(C) SIGNIFICANT AND INCREASING COMPETITION, INCLUDING COMPETITION FROM FREE VIDEOCONFERENCING CLIENT SOFTWARE SUCH AS MICROSOFT CORPORATION'S NETMEETING,
(D) POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS, (E) RELIANCE ON TWO SIGNIFICANT DISTRIBUTORS OF THE COMPANY'S SOFTWARE PRODUCTS, (F) DEPENDENCE UPON TECHNOLOGY LICENSED UNDER AN AGREEMENT WITH THE CORNELL RESEARCH FOUNDATION, INC. AND (G) THE OTHER FACTORS DESCRIBED UNDER "ITEM 1A. Risk Factors" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1997, A COPY OF WHICH ITEM IS INCLUDED AS AN EXHIBIT TO THIS FORM 10-QSB AND IS INCORPORATED HEREIN BY REFERENCE.

OVERVIEW

         The Company develops, markets and supports multi-platform desktop multimedia software that facilitates worldwide video and audio communication and data collaboration across the Internet, intranets and other networks using IP. The Company's desktop videoconferencing software products, CU-SeeMe and MeetingPoint, create a client-server solution that allows users to participate in real-time, multipoint videoconferences over the Internet and intranets. In November 1997, the Company began commercial shipments of MeetingPoint, the first multimedia conferencing server software to implement the ITU H.323 standard for conferencing over packet networks. MeetingPoint enables any standards-based client to participate in full multipoint group conferences. Further building upon the core CU-SeeMe and MeetingPoint technologies, the Company developed ClassPoint, an integrated vertical solution for distance learning and distance training, which began shipping commercially in the last week of April 1998. The Company also offers desktop X Windows and terminal emulation software.

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

         During the quarter ended July 3, 1998, the Company commenced commercial shipment of ClassPoint, which the Company believes is the first completely integrated distance learning solution with real-time, two-way interaction with audio, video and data. ClassPoint received recognition as Advanced Imaging Magazine's Solution of the Year 1998 in the category "Interactive Imaging & Communication, or Multimedia", featured in Advanced Imaging's June 1998 issue, as well as DVC's "Networked Multimedia Award" for Best New Business Conferencing Product. The Company also commenced commercial shipment of MeetingPoint for Solaris as part of the Company's strategy to market a cross-platform server solution. Solaris is a UNIX-based user environment developed by Sun Microsystems, Inc. The Company began delivery of a version of CU-SeeMe with reduced functionality; it is intended that this version would be bundled with camera hardware and marketed to consumers and that the Company would seek to obtain revenue by selling upgrades to the full commercial version of CU-SeeMe. The Company also began commercial shipment of WebTerm X 2.0. WebTerm is the Company's implementation of the X server on Windows 95 and NT, running in a browser environment. WebTerm X 2.0 embodies technology previously developed in connection with the Company's eXodus for Mac.

         During the quarter ended July 3, 1998, the Company reorganized its work force to better concentrate its resources on sales activities. The Company sought to increase its sales resources without increasing its total operating expenses. After the close of the second fiscal quarter of 1998, the Company reduced its total headcount by ten persons, of which seven were engaged in research and development, one in general and administration activities, and two in marketing. The Company hired a new Vice President of Sales, three sales representatives based in the Company's principal offices in Nashua, New Hampshire, and two sales managers based in Europe during the second quarter. The Company currently estimates that the reorganization will provide cost savings of approximately $1,000,000 annually, which will more than offset the base salaries of the new sales personnel.

         On July 8, 1998, the Company purchased certain assets (the "Labtam Assets"), including intellectual property, comprising certain T.120 whiteboarding and data collaboration technology from Labtam Communications Pty. Ltd. ("Labtam"), an Australian corporation with a principal place of business in Braeside, Victoria, Australia. The purchase price for the Labtam Assets consisted of (i) 900,000 shares (the "Shares") of the Company's common stock, par value U.S. $0.01 per share; (ii) cash payment of a total of U.S. $628,060 in July 1998; and (iii) cash payment of A$201,606 (or approximately U.S. $119,693, based upon the average of the exchange rates between the Australian dollar and the United States dollar as published in THE WALL STREET JOURNAL on August 12, 1998) due on January 15, 1999. The terms of, and consideration paid in, this transaction were the result of arm's length negotiations between the Company and Labtam, which had no relationship prior to this transaction. The Company has used and intends to use its existing cash and cash equivalents to pay the cash portion of the purchase price. An aggregate of 450,000 Shares has been deposited in escrow as security for potential claims by the Company against Labtam for breaches of certain representations, warranties, covenants and agreements contained in the purchase agreement relating to the Labtam Assets. In the absence of any such claims, 225,000 of the escrowed Shares will be released to Labtam on January 8, 1999 and the remaining 225,000 escrowed Shares will be released on July 8, 1999.

         The Company plans to incorporate the purchased technology into its MeetingPoint and ClassPoint conferencing solutions. T.120 is the protocol that defines whiteboarding, application sharing and data collaboration for multipoint conferencing applications.

RESULTS OF OPERATIONS

         The following table sets forth line items from the Company's statement of operations as percentages of total revenue for the three and six months ended July 3, 1998 and July 4, 1997.

                                                              Three Months Ended             Six Months Ended
                                                            -----------------------        ---------------------
                                                             July 3,        July 4,        July 3,       July 4,
                                                            --------       --------        -------       -------
                                                              1998           1997           1998          1997
                                                            --------       --------        -------       -------
 Revenue:
        Software license fees                                  86.9%          88.1%          88.3%          87.6%
        Services and other                                     13.1%          11.9%          11.7%          12.4%
                                                            --------       --------       --------        -------
             Total revenue                                    100.0%         100.0%         100.0%         100.0%

 Cost of revenue                                               18.1%          17.6%          19.4%          19.5%
                                                            --------       --------       --------        -------
 Gross profit                                                  81.9%          82.4%          80.6%          80.5%

 Operating expenses:
        Sales and marketing                                   125.4%          79.2%         106.7%          78.3%
        Research and development                               78.0%          60.4%          70.4%          62.1%
        General and administrative                             41.1%          23.0%          34.3%          29.7%
        Restructuring                                           0.0%          25.2%           0.0%          12.6%
                                                            --------       --------       --------        -------
             Total operating expenses                         244.5%         187.8%         211.4%         182.7%
                                                            --------       --------       --------        -------
 Loss from operations                                        (162.6)        (105.4%)       (130.8%)       (102.2%)

 Other income (expense), net                                    8.9%          10.6%           8.9%           9.7%
                                                            --------       --------       --------        -------
 Loss before provision for income taxes                      (153.7%)        (94.8%)       (121.9%)        (92.5%)
 Other comprehensive income                                     0.0%           0.0%           0.0%           0.1%
                                                            --------       --------       --------        -------
 Comprehensive loss                                          (153.7%)        (94.8%)       (121.9%)        (92.4%)
 Provision for income taxes                                     0.0%           0.0%           0.1%           0.0%
                                                            --------       --------       --------        -------
                                                            --------       --------       --------        -------
 Net Comprehensive Loss                                      (153.7%)        (94.8%)       (122.0%)        (92.4%)
                                                            --------       --------       --------        -------
                                                            --------       --------       --------        -------

Revenue. Total revenue decreased by 35% to $1,701,000 in the quarter ended July 3, 1998 from $2,625,000 in the quarter ended July 4, 1997. Total revenue decreased by 29% to $3,707,000 in the six months ended July 3, 1998 from $5,225,000 in the comparable period of the prior year.

         The decrease in revenue was attributable to several transitions among the Company's product offerings. A portion of the decrease reflected lower revenue from Europe and the Pacific Rim. The Company had only one sales agent operating in Europe during the quarter ended July 3, 1998, but has subsequently engaged two additional sales representatives targeting the United Kingdom and Germany and a sales engineer covering all of Europe. The Company's revenue from CU-SeeMe, its videoconferencing client software, declined by 51% to $647,000 in the quarter ended July 3, 1998 from $1,310,000 in the quarter ended July 4, 1997, and declined by 42% to $1,404,000 in the six months ended July 3, 1998 from $2,415,000 in the same period of the prior year. Increased competition from free videoconferencing client offerings, primarily Microsoft's NetMeeting, has sharply driven the decline, as the Company's OEM vendors, which are principally located in the Pacific Rim countries, migrated from bundling CU-SeeMe to bundling free clients. As the result of these competitive pressures, the percentage of total revenue represented by revenue from CU-SeeMe has decreased to 38% in the quarter ended July 3, 1998 from 50% in the quarter ended July 4, 1997.

         The Company's legacy connectivity product sales continued to decline as the Company focuses fewer resources on these older product lines. Legacy connectivity revenue declined by 53% to $455,000 in the quarter ended July 3, 1998 from $960,000 in the quarter ended July 4, 1997 and decreased 43% to $1,180,000 in the six months ended July 3, 1998 from $2,066,000 in the six months ended July 4, 1997. The percentage of total revenue represented by revenue from legacy connectivity products decreased to 27% in the quarter ended July 3, 1998 from 37% in the quarter ended July 4, 1997. Maintenance and other revenue has also decreased in conjunction with the decline of the legacy connectivity products, as the majority of maintenance agreements were for legacy products.

         Server revenue increased by 261% to $697,000 in the quarter ended July 3, 1998 from $193,000 in the quarter ended July 4, 1997 and increased 189% to $1,221,000 from $423,000 in the six months ended July 3, 1998 and July 4, 1997, respectively. This increase was attributable to the Company's most recently released server products, MeetingPoint and ClassPoint, which were released in November 1997 and April 1998, respectively. A total of $360,000 of the server revenue, or 21% of total revenue, in the quarter ended July 3, 1998, was generated by sales of ClassPoint.

         The Company expects that future growth in server revenues will offset anticipated further declines of client and connectivity revenues. The rate of server revenue growth is currently determined in part by product performance and customer acceptance and adoption. The Company is experiencing relatively lengthy, two-step sales cycles for its MeetingPoint and ClassPoint server products. The first step typically extends from one to three months and results in sales of small quantities of the server products for pilot programs. The Company expects that the second step will extend considerably longer, from six months to over a year, as customers decide whether to move beyond the pilot programs to deployment of MeetingPoint on a company-wide basis or deployment of ClassPoint as an operational long-distance learning program.

         The Company believes that minimal additional investment in the legacy connectivity products in the third fiscal quarter of 1998 will slow the decline in connectivity revenue in the short term, providing the Company with an additional period to build the sales base for its server products. There can be no assurance, however, that the Company will be successful in generating server revenue in an amount sufficient to offset declines in revenue from its client and legacy connectivity products, or at all. The actual amount of revenue generated by the Company's server products may vary significantly depending on a number of factors, including the unproven market status and acceptability of the products, significant and increasing competition for those products and other factors described under "Item 1A. Risk Factors" in the Company's Form 10-KSB for the year ended December 31, 1997, a copy of which Item is filed as an exhibit hereto and incorporated by reference herein. Even if the Company meets its internally projected revenue targets, the Company expects to incur a net loss for the fiscal year ending December 31, 1998 and further expects that net losses will continue into the fiscal year ending December 31, 1999.

Cost of Revenue. Cost of revenue consists principally of royalties and associated amortization of paid license fees relating to third-party software included in the Company's products, and costs of product media, manuals, packaging materials, product localization for international markets, duplication and shipping.

         Cost of revenue as a percentage of total revenue remained flat at 18% for the quarter ended July 3, 1998 and the quarter ended July 4, 1997. The fixed portion of cost of sales represented a larger percentage of revenue in the most recent quarter, but was offset by relatively higher ClassPoint margins during the first two months of shipment.

Sales and Marketing. Sales and marketing expense consists primarily of costs associated with sales and marketing personnel, sales commissions, trade shows, advertising and promotional materials. Sales and marketing expense increased by 3% to $2,133,000 in the quarter ended July 3, 1998 as compared to the respective period in the prior year, and decreased by 3% to $3,956,000 in the six months ended July 3, 1998 as compared to the respective period in the prior year. The Company added six sales personnel in the quarter ended July 3, 1998, including a new Vice President of Sales whose employment began in April 1998. See "Overview".

         The quarter increase was also attributable to increased advertising, public relations, and trade show activity, largely resulting from the ClassPoint product launch. ClassPoint was released in the last week of April 1998. The year-over-year decrease was due to higher marketing program expense in the first half of fiscal 1997.

Research and Development. Research and development expense consists primarily of costs of personnel and equipment. Research and development expense decreased by 16% to $1,327,000 in the quarter ended July 3, 1998, and by 20% to $2,611,000 in the six months ended July 3, 1998, compared with the comparable periods in the previous year. The decrease was principally attributable to reduced headcount and consulting fees in comparison with the same periods in the prior year.

General and Administrative. General and administrative expense consists of administrative, financial and general management activities, including legal, accounting and other professional fees. General and administrative expense increased by 16% to $699,000 for the quarter ended July 3, 1998, and decreased by 18% to $1,554,000 for the six months ended July 3, 1998, versus the corresponding periods in the prior year. The quarterly increase was primarily due to expenses associated with a reduction in force and the elimination of the administrative and production functions in the Company's LaGaude, France office in May 1998 and, to a lesser extent, the one-time travel and communication expenses associated with the purchase of the Labtam Assets. The year-over-year decrease was due to lower headcount, legal fees, and bad debt expense compared with the relative period in fiscal 1997.

Provision for Income Taxes. The Company's provision for income taxes consists of federal alternative minimum taxes and state and foreign income taxes. The Company made no provision for income taxes for the three or six months ended July 3, 1998 or July 4, 1997 as the result of the Company's net losses incurred during those periods and the Company's expectation that it will incur a net loss for the fiscal year ending December 31, 1998. The Company expects that its effective tax rate for the foreseeable future will be lower than the combined federal and state statutory rate primarily as a result of the realization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     The Company used cash of $3,622,000 in the six months ended July 3, 1998, as compared with $5,293,000 cash used in the six months ended July 4, 1997.

     Cash used in the six months ended July 3, 1998 was comprised largely of the net loss of $4,524,000, offset by receivables collections and the benefit of prepaid expenses. Cash used in the six months ended July 4, 1997 consisted primarily of the net loss of $4,829,000 and prepayment to the Cornell Foundation of $1,000,000 for software royalties. The Company's investing activities, predominantly the investment of in computer equipment and third-party software licenses, used cash of $285,000 and $653,000 in the six months ended July 3, 1998 and July 4, 1997, respectively.

         On December 20, 1996, the Company entered into a new commercial loan agreement with Fleet Bank-NH (the "Bank") providing for a $3,000,000 revolving line of credit and a separate term loan in the initial principal amount of $53,000. The revolving line of credit expired on June 30, 1998, and was extended through August 30, 1998. Borrowings under the line of credit and the term loan are secured by substantially all of the Company's assets, including a $515,000 certificate of deposit and all of the Company's computer software products (including all source code, object code, copyrights, trademarks and patents, if any, relating thereto). Amounts outstanding under the line of credit and the term loan bear interest at the Bank's prime rate plus 0.5% (8.5% at August 13, 1998).

     The commercial loan agreement requires that the Company provide the Bank with certain periodic financial reports and comply with certain financial and other ratios, including maintenance of a minimum net worth, a maximum ratio of total liabilities to tangible net worth, a minimum ratio of current assets to current liabilities and cumulative profitability levels for the years 1997 and 1998. At July 3, 1998 and July 4, 1997, no borrowings were outstanding under the revolving line of credit and $23,000 and $34,000 were outstanding under the term loan, respectively.

     At July 3, 1998, the Company had cash and cash equivalents of $11,082,000 and working capital of $11,514,000. The Company believes that its current cash and cash equivalents (including proceeds from its initial public offering), funds generated from operations (if any) and borrowings under its bank line of credit, will be sufficient to fund the Company's operations and capital expenditures through fiscal 1998. Thereafter, the Company's liquidity will be materially dependent upon its internally generated funds and its ability to obtain funds from additional equity or debt financings from external sources. There can be no assurance that the Company will be able to secure these funds or the partnerships necessary to finance its operations.

YEAR 2000 COMPLIANCE

         The Company has completed its Year 2000 compliance testing with respect to its client/server videoconferencing products (CU-SeeMe, MeetingPoint, and ClassPoint) and believes, based on its testing, that each of those products is Year 2000 compliant. However, each of those products is subject to the compliancy of the third party vendors whose technology the company has integrated. Similarly, the Company has completed its compliance testing with respect to its terminal emulation connectivity products
(WebTerm, WebTermX, and eXodus), and believes, based on its testing, that each of those products is Year 2000 compliant. However, their Year 2000 compliancy is dependent upon the compliancy of the host systems to which they connect.

         As a result of the completion of the compliance testing, the Company does not expect to incur any material additional cost in connection with Year 2000 compliance testing, and does not believe it is at material risk of noncompliance with respect to the Company's products. The Company does not extend any warranty for its products with respect to Year 2000 compliance. There can be no assurance, however, that certain of the utility companies, including telephone companies, and other suppliers to the Company's business will be Year 2000 compliant. Any significant failure of any of those utilities or other vendors to comply may have an adverse effect on the Company's business.


INFLATION

         Although certain of the Company's expenses increase with general inflation in the economy, inflation has not had a material impact on the Company's financial condition or results of operations to date.

RECENT ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income and AICPA Statement of Position No. 97-2, Software Revenue Recognition. The adoption of these pronouncements has not had a material effect on the Company's financial position or results of operations.

         In June 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), which is effective for fiscal 1998. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. The adoption of SFAS No. 131 has not had a material effect on the Company's financial position, results of operations or cash flows.

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

Item 5.  Other Information

      Any stockholder intending to present a proposal at the Company's 1999 Annual Meeting of Stockholders must submit such proposal to the Company at its offices no later than February 25, 1999 in order to be considered for inclusion in the proxy statement relating to that meeting. If the date of such meeting is subsequently changed by more than thirty calendar days from July 29, 1999, the Company will, in a timely manner, inform its stockholders of such change and the date by which proposals of stockholders must be received for inclusion in the proxy statement.

      In addition, in accordance with the Company's By-Laws, any stockholder wishing to bring an item of business before the 1999 Annual Meeting of Stockholders must deliver notice of such item of business to the Company at its offices by at least sixty days before the date of such meeting (or, if the meeting is held prior to the date specified in the Company's By-Laws and less than seventy days notice or prior public disclosure of the date is given, by the tenth day following the earlier of the date on which notice of the date of such meeting was mailed or the day on which public disclosure was made of the date of such meeting), even if such item is not to be included in the proxy statement relating to that meeting.

Item 6. Exhibits and Reports on Form 8-K

      (a)  Exhibits

          Exhibit    Description

            11.1     Statement re computation of per share earnings

            27.1     Financial Data Schedule for fiscal quarter ended July 3,
                     1998

            99.1     Disclosure set forth under "Item 1A. Risk Factors" in the
                     Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 (incorporated by reference from pages 15 to 25 of such Annual Report).

      (b)  Reports on Form 8-K

      The Company filed with the Securities and Exchange Commission on July 23, 1998, a Current Report on Form 8-K dated July 8, 1998 relating to the Company's acquisition of the Labtam Assets. See "Item 1. Management's Discussion and Analysis or Plan of Operation" - "Overview". No financial statements were required to be filed as a part of such Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of August 17, 1998.

                                          WHITE PINE SOFTWARE, INC.


                                          By:    /s/ KILLKO A. CABALLERO
                                                 -----------------------------
                                                 Killko A. Caballero
                                                 President


                                          By:    /s/ CHRISTINE J. COX
                                                 -----------------------------
                                                 Christine J. Cox
                                                 Vice President - Finance
                                                 (Principal Financial and
                                                 Accounting Officer)