Form 10QSB
period 1998-10-02
WHITE PINE SOFTWARE INC
filed 1998-11-16
CIK 1006591

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

     (Mark One)

     |X| Quarterly report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the quarterly period ended October 2, 1998

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

A total of 10,322,160 shares of the Registrant's common stock were outstanding as of November 10, 1998.

Transitional Small Business Disclosure Format (check one):  Yes  |_|   No |X|

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of October 2, 1998 and
         December 31, 1997......................................................................................3

         Condensed Consolidated Statements of Income for the three and nine months ended October 2, 1998 and October 3, 1997..................................................4

         Condensed Consolidated Statements of Cash Flows for the nine months ended October 2, 1998 and October 3, 1997.......................................................5

         Note to Condensed Consolidated Financial Statements....................................................6

Item 2. Management's Discussion and Analysis or Plan of Operation...............................................8


                                            PART II. OTHER INFORMATION

Item 1. Legal Proceedings......................................................................................15

Item 6. Exhibits and Reports on Form 8-K.......................................................................16

Signatures.....................................................................................................17

                                           PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            WHITE PINE SOFTWARE, INC. AND SUBSIDIARY
                       CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                      (in thousands)

                                                                                  October 2,        December 31,
                                                                                     1998               1997
                                                                               ----------------   -----------------
Assets
    Current assets:
        Cash and cash equivalents..............................................        $  8,247             $14,704
        Accounts receivable, net...............................................           1,836               2,403
        Inventories............................................................              60                  98
        Prepaid expenses and other current assets..............................           1,080               1,378
                                                                                       -------              -------
           Total current assets................................................          11,223              18,583
    Property and equipment, net................................................           4,079               1,514
    Third party licenses, net..................................................             684                 669
    Goodwill, net..............................................................             497                 676
    Other long term assets.....................................................             177                 168
                                                                                       -------              -------
Total assets...................................................................         $16,660             $21,610
                                                                                       -------              -------
                                                                                       -------              -------

Liabilities and stockholders' equity
    Current liabilities:
        Accounts payable and accrued expenses..................................        $  2,216            $  2,550
        Deferred revenue.......................................................             211                 246
        Current portion of long-term debt .....................................              11                  55
                                                                                       -------              -------
           Total current liabilities...........................................           2,438               2,851
    Long term debt, net of current portion.....................................              26                  33
Total stockholders' equity.....................................................          14,196              18,726
                                                                                       -------              -------
Total liabilities and stockholders' equity.....................................         $16,660             $21,610
                                                                                       -------              -------
                                                                                       -------              -------

                See Note to Condensed Consolidated Financial Statements

                           WHITE PINE SOFTWARE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                           (in thousands, except per share data)


                                                      Three Months Ended                 Nine Months Ended
                                               --------------------------------- ----------------------------------
                                                  October 2,       October 3,       October 2,        October 3,
                                                     1998             1997             1998              1997
                                               ---------------- ---------------- ----------------  ----------------
Revenue:
    Software license fees......................$          1,761  $         2,534  $         5,034   $         7,108
    Services and other.........................             173              338              607               989
                                               ---------------- ----------------  ---------------  ----------------
        Total revenue..........................           1,934            2,872            5,641             8,097
Cost of revenue................................             373              343            1,093             1,363
                                               ---------------- ---------------- ----------------  ----------------
Gross profit...................................           1,561            2,529            4,548             6,734
Operating expenses:
    Sales and marketing........................           1,719            1,810            5,675             5,895
    Research and development...................           1,244            1,298            3,855             4,545
    General and administrative.................             590              519            1,860             2,073
    Restructuring..............................               -                -                -               661
                                               ---------------- ---------------- ----------------  ----------------
        Total operating expenses...............           3,553            3,627           11,390            13,174
                                               ---------------- ---------------- ----------------  ----------------
Loss from operations...........................          (1,992)          (1,098)          (6,842)           (6,440)
Other income (expense):
    Interest income (expense)..................             132              236              489               819
    Other, net ................................             (29)              (6)             (55)              (76)
                                               ---------------- ---------------- ----------------  ----------------
                                                            103              230              434               743
Net loss before provision for income taxes.....          (1,889)            (868)          (6,408)           (5,697)
Provision for income taxes.....................               -                7                5                 7
                                               ---------------- ---------------- ----------------  ----------------
Net loss.......................................$         (1,889)  $         (875)  $       (6,413)    $      (5,704)
                                               ---------------- ---------------- ----------------  ----------------
                                               ---------------- ---------------- ----------------  ----------------
Net loss per share:
    Basic......................................$          (0.18)  $        (0.10)  $        (0.67)    $       (0.63)
                                               ---------------- ---------------- ----------------  ----------------
                                               ---------------- ---------------- ----------------  ----------------
    Diluted....................................$          (0.18)  $        (0.10)  $        (0.67)    $       (0.63)
                                               ---------------- ---------------- ----------------  ----------------
                                               ---------------- ---------------- ----------------  ----------------
Weighted average number of common and
common equivalent shares outstanding...........      10,223,672        9,168,921        9,621,000         9,107,338
                                               ---------------- ---------------- ----------------  ----------------
                                               ---------------- ---------------- ----------------  ----------------


               See Note to Condensed Consolidated Financial Statements

                        WHITE PINE SOFTWARE, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                            Nine Months Ended
                                                                                            -----------------
                                                                                     October 2,          October 3,
                                                                                        1998                1997
                                                                                     ------------         ----------
Operating activities
Net loss.........................................................................       $   (6,413)        $    (5,704)
Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation................................................................              414                 334
     Amortization of goodwill and third-party licenses...........................              380                 511
     Provision for bad debts.....................................................               36                 (45)
     Changes in operating assets and liabilities:
         Accounts receivable.....................................................              531                 610
         Inventories.............................................................               39                  22
         Prepaid expenses........................................................              284              (1,328)
         Other assets............................................................               11                 (55)
         Accounts payable and accrued expenses...................................             (368)                (81)
         Deferred revenue........................................................              (40)               (541)
                                                                                 ------------------  ------------------
Net cash used in operating activities............................................           (5,126)             (6,277)
Investing activities.............................................................
Purchase of property and equipment, net..........................................           (2,969)               (595)
Purchase of third-party licenses, net............................................             (216)               (384)
                                                                                 ------------------  ------------------
Net cash used in investing activities............................................           (3,185)               (979)

Financing activities
Principal payments on long-term debt.............................................              (52)               (215)
Proceeds from common stock issued upon exercise
  of stock options...............................................................               57                 216
Proceeds from common stock issued under
  Employee Stock Purchase Plan...................................................               39                   -
Market value of common stock issued upon purchase
  of intangible assets...........................................................            1,828                   -
                                                                                 ------------------  ------------------
Net cash provided by financing activities.......................................             1,872                   1
Currency translation effect on cash and cash equivalents.........................              (18)                (24)
                                                                                 ------------------  ------------------
Net decrease in cash and cash equivalents........................................           (6,457)             (7,279)
Cash and cash equivalents at beginning of period.................................           14,704              23,298
                                                                                 ------------------  ------------------
Cash and cash equivalents at end of period.......................................        $   8,247          $   16,019
                                                                                 ------------------  ------------------
                                                                                 ------------------  ------------------

               See Note to Condensed Consolidated Financial Statements

                    WHITE PINE SOFTWARE, INC. AND SUBSIDIARY
          NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                              October 2, 1998

1.   Accounting Policies

     Description of Business

     The Company develops, markets and supports multiplatform desktop multimedia software that facilitates worldwide video and audio communication and data collaboration across the Internet, intranets and other networks that use the Internet Protocol ("IP"). The Company's desktop videoconferencing software products, CU-SeeMe and MeetingPoint, create a client-server solution that allows users to participate in real-time, multipoint videoconferences over the Internet and intranets. In November 1997, the Company began commercial shipments of MeetingPoint, the first multimedia conferencing server software to implement the ITU H.323 standard for conferencing over packet networks. MeetingPoint enables any standards-based client to participate in full multipoint group conferences. Further building upon the core CU-SeeMe and MeetingPoint technologies, the Company developed ClassPoint, an integrated vertical solution for distance learning and distance training, which began shipping commercially in April 1998. In September 1998, the Company released MeetingPoint version 3.5, which includes new features for audio mixing and video switching, as well as improvements in interoperability and in conference administration capabilities for scheduling, bandwidth management and security. The Company also offers desktop X Windows and terminal emulation software. The Company's customers include businesses, educational institutions, government organizations and individual consumers. The Company markets and sells its products in the United States, Canada, Europe and the Pacific Rim through distributors, a combination of strategic partners and OEMs, and its direct sales organization, as well as over the Internet. The Company was incorporated in April 1992.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned foreign subsidiary, White Pine Software, Europe. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Cash and Cash Equivalents

     Cash and cash equivalents consist of cash on hand and investments in high grade commercial paper having maturities of three months or less when purchased. Commercial paper qualifying as cash equivalents totaled $7,401,000 and $13,440,000 at October 2, 1998 and December 31, 1997, respectively. These investments have been categorized as held to maturity under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, the balances are stated at amortized cost, which approximates fair value because of the short maturity of these instruments.

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

     Software maintenance fees, which generally are payable in advance and are non-refundable, are recognized ratably over the period of the maintenance contract, typically twelve months. Revenue from training and consulting services is recognized as services are provided.

     Deferred revenue consists of software license fees, consulting fees and training fees that have been prepaid or invoiced but that do not yet qualify for recognition as revenue under the Company's policy, as well as prepaid maintenance fees not yet recognized as revenue.

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

OVERVIEW

     The Company develops, markets and supports multi-platform desktop multimedia software that facilitates worldwide video and audio communication and data collaboration across the Internet, intranets and other networks using IP. The Company's desktop videoconferencing software products, CU-SeeMe and MeetingPoint, create a client-server solution that allows users to participate in real-time, multipoint videoconferences over the Internet and intranets. In November 1997, the Company began commercial shipments of MeetingPoint, the first multimedia conferencing server software to implement the ITU H.323 standard for conferencing over packet networks. MeetingPoint enables any standards-based client to participate in full multipoint group conferences. Further building upon the core CU-SeeMe and MeetingPoint technologies, the Company developed ClassPoint, an integrated vertical solution for distance learning and distance training, which began shipping commercially in the last week of April 1998. In September 1998, the Company released MeetingPoint version 3.5, which includes new features for audio mixing and video switching, as well as improvements in interoperability and in conference administration capabilities for scheduling, bandwidth management and security. The Company also offers desktop X Windows and terminal emulation software.

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

     The Company's revenue is derived from software license fees and fees for services related to its software products, primarily software maintenance fees. During fiscal 1997, the Company recognized revenue in accordance with the American Institute of Certified Public Accountants Statement of Position No. 91-1, "Software Revenue Recognition." For fiscal 1998, the Company is recognizing revenue in accordance with AICPA Statement of Position 97-2, "Software Revenue Recognition." Software license revenue is recognized upon execution of a contract or purchase order and shipment of the software, net of allowances for estimated future returns, provided that no significant obligations on the part of the Company remain outstanding and collection of the related receivable is deemed probable by management. An allowance for product returns is recorded by the Company at the time of sale and is measured periodically to adjust to changing circumstances, including changes in retail sales. Software maintenance fees, which are generally payable in advance and are non-refundable, are recognized ratably over the period of the maintenance contract, typically twelve months. Revenue from training and consulting services is recognized as services are provided. Deferred revenue consists of software license fees, consulting fees and training fees that have been prepaid or invoiced but that do not yet qualify for recognition as revenue under the Company's policy, as well as prepaid maintenance fees not yet recognized as revenue.

     Effective January 1, 1997, the Company changed its interim fiscal reporting periods from calendar quarters to quarters consisting of thirteen weeks.

     On July 8, 1998, the Company purchased certain assets (the "Labtam Assets"), including intellectual property, comprising certain T.120 whiteboarding and data collaboration technology from Labtam Communications Pty. Ltd. ("Labtam"), an Australian corporation with a principal place of business in Braeside, Victoria, Australia. T.120 is the protocol that defines whiteboarding, application sharing and data collaboration for multipoint conferencing applications. The purchase price for the Labtam Assets consisted of (i) 900,000 shares of the Company's common stock, par value U.S. $0.01 per share; (ii) cash payment of a total of U.S. $628,060 in July 1998; and (iii) cash payment of A$201,606 due on January 15, 1999. The Company is incorporating the purchased technology into its MeetingPoint and ClassPoint conferencing solutions.

     On July 29, 1998, the Company reduced its total headcount by ten persons, of which seven were engaged in research and development, one in general and administration activities, and two in marketing. The Company estimates that the reorganization will provide cost savings of approximately $1,000,000 annually.

     On September 30, 1998, the Company terminated the employment of Bruce W. Lichorowic, its Vice President of Sales. On October 15, 1998, the Company terminated the employment of Brian L. Lichorowic, its Vice President of Marketing. The Company has consolidated the positions into one office, Vice President of Sales and Marketing, and has engaged the services of an executive search firm to assist in identifying candidates for the position. The Company believes that the temporary vacancy created by its termination of these two officers will not have an adverse effect on the Company's operations or financial results.

RESULTS OF OPERATIONS

     The following table sets forth line items from the Company's statement of operations as percentages of total revenue for the three and nine months ended October 2, 1998 and October 3, 1997.


                                                        Three Months Ended                     Nine Months Ended
                                               ------------------------------------   ------------------------------------
                                                   October 2,        October 3,          October 2,         October 3,
                                                      1998              1997                1998               1997
                                               ------------------ -----------------   -----------------  -----------------
Revenue:
      Software license fees...................           91.0 %            88.2 %              89.2 %             87.8 %
      Services and other......................            9.0              11.8                10.8               12.2
                                               ------------------ -----------------   -----------------  -----------------
      Total revenue...........................          100.0             100.0               100.0              100.0
Cost of revenue...............................           19.3              12.0                19.4               16.8
                                               ------------------ -----------------   -----------------  -----------------
Gross profit..................................           80.7              88.0                80.6               83.2
Operating expenses:
      Sales and marketing.....................           88.9              63.0               100.6               72.8
      Research and development................           64.3              45.2                68.3               56.1
      General and administrative..............           30.5              18.1                33.0               25.6
      Restructuring...........................            0.0               0.0                 0.0                8.2
                                               ------------------ -----------------   -----------------  -----------------
      Total operating expenses................          183.7             126.3               201.9              162.7
                                               ------------------ -----------------   -----------------  -----------------
Loss  from operations.........................         (103.0)            (38.3)             (121.3)             (79.5)
Other income (expense), net...................            5.3               8.0                 7.7                9.2
                                               ------------------ -----------------   -----------------  -----------------
Net loss before provision for income
  taxes.......................................          (97.7)            (30.3)             (113.6)             (70.3)
Provision for income taxes....................            0.0               0.2                 0.1                0.1
                                               ------------------ -----------------   -----------------  -----------------
Net loss......................................          (97.7)%           (30.5)%            (113.7)%            (70.4)%
                                               ------------------ -----------------   -----------------  -----------------
                                               ------------------ -----------------   -----------------  -----------------

     Revenue

     Total revenue decreased by 33% to $1,934,000 in the quarter ended
October 2, 1998 from $2,872,000 in the quarter ended October 3, 1997. Total revenue decreased by 30% to $5,641,000 in the nine months ended October 2, 1998 from $8,097,000 in the comparable period of the prior year. The decrease in revenue was attributable to the continuing transition among the Company's product offerings, as growth in revenue from the Company's recently introduced server-solutions products was insufficient to offset declines in revenue from the Company's legacy connectivity and CU-SeeMe software products.

     The Company's revenue from CU-SeeMe, its videoconferencing client software, declined by 50% to $627,000 in the quarter ended October 2, 1998 from $1,240,000 in the quarter ended October 3, 1997, and declined by 44% to $2,031,000 in the nine months ended October 2, 1998 from $3,655,000 in the same period of the prior year. Increased competition from free videoconferencing client offerings, primarily Microsoft's NetMeeting, has sharply driven the decline, as the Company's OEM vendors, which are principally located in the Pacific Rim countries, migrated from bundling CU-SeeMe to bundling free clients. As the result of these competitive pressures, the percentage of total revenue represented by revenue from CU-SeeMe has decreased to 32% in the quarter ended October 2, 1998 from 43% in the quarter ended October 3, 1997.

     The Company's legacy connectivity product sales continued to decline as the Company focuses fewer resources on the older product line. Legacy connectivity revenue declined by 52% to $433,000 in the quarter ended October 2, 1998 from $894,000 in the quarter ended October 3, 1997 and decreased 45% to $1,613,000 in the nine months ended October 2, 1998 from $2,961,000 in the nine months ended October 3, 1997. The percentage of total revenue represented by revenue from legacy connectivity products decreased to 22% in the quarter ended October 2, 1998 from 31% in the quarter ended October 3, 1997. Maintenance and other revenue has also decreased in conjunction with the decline of the legacy connectivity products, as the majority of maintenance agreements were for legacy products.

     Server-solutions revenue increased by 119% to $857,000 in the quarter ended October 2, 1998 from $391,000 in the quarter ended October 3, 1997 and increased 155% to $2,078,000 from $814,000 in the nine months ended October 2, 1998 and October 3, 1997, respectively. Server-solutions revenue represented 44% of total revenue in the quarter ended October 2, 1998, compared with 41% in the second fiscal quarter and 26% in the first fiscal quarter. The Company anticipates that this trend will continue and server-solutions revenue will eventually offset the steady decline of client and connectivity revenues. The increases in server-solution revenue were attributable primarily to the Company's most recently released server products, MeetingPoint and ClassPoint, which were released in November 1997 and April 1998, respectively. The most recent release of MeetingPoint, version 3.5, began shipping on September 14, 1998 and accounted for 47% of total server-solutions revenue in the quarter ended October 2, 1998. The rate of server revenue growth currently is determined principally by product performance and by customer acceptance and adoption. The Company is experiencing relatively lengthy, two-step sales cycles for its MeetingPoint and ClassPoint server products. The first step typically extends from one to three months and results in sales of small quantities of the server products for pilot programs. The Company expects that the second step will extend considerably longer, from six months to over a year, as customers decide whether to move beyond the pilot programs to deployment of MeetingPoint on a company-wide basis or deployment of ClassPoint as an operational long-distance learning program.

     The Company believes that minimal additional investment in the legacy connectivity products in the foreseeable future will slow the decline in connectivity revenue in the short term, providing the Company with an additional period to build the sales base for its server products. There can be no assurance that the Company will be successful in generating server revenue in an amount sufficient to offset declines in revenue from its client and legacy connectivity products, or at all. The actual amount of revenue generated by the Company's server products may vary significantly depending on a number of factors, including the unproven market status and acceptability of the products, significant and increasing competition for those products and other factors described under "Item 1A. Risk Factors" in the Company's Form 10-KSB for the year ended December 31, 1997, a copy of which is filed as an exhibit hereto and incorporated by reference herein. Even if the Company meets its internally projected revenue targets, the Company expects to incur a net loss for the fiscal year ending December 31, 1998 and further expects that net losses will continue into the fiscal year ending December 31, 1999.

     Cost of Revenue

     Cost of revenue consists principally of royalties and associated amortization of paid license fees relating to third-party software included in the Company's products, and costs of product media, manuals, packaging materials, product localization for international markets, duplication and shipping. Cost of revenue as a percentage of total revenue increased by 7% to 19% for the quarter ended October 2, 1998 over the quarter ended October 3, 1997, due to higher royalties paid on the server revenue streams.

     Sales and Marketing

     Sales and marketing expense consists primarily of costs associated with sales and marketing personnel, sales commissions, trade shows, advertising and promotional materials. Sales and marketing expense decreased by 5% to $1,719,000 in the quarter ended October 2, 1998 as compared to the respective period in the prior year, and decreased by 4% to $5,675,000 in the nine months ended October 2, 1998 as compared to the respective period in the prior year. The Company added six sales personnel in the quarter ended July 3, 1998, and terminated the employment of its Vice President of Sales, whose employment began in April 1998, on September 30, 1998. See "--Overview." While these net headcount additions increased salary expense over the prior year, the Company's decision to forego all bonuses in fiscal 1998 resulted in an overall decrease in sales and marketing expense in the current fiscal year. The Company expects sales and marketing expense to increase in the fourth fiscal quarter as the result of increased trade show activity.

     Research and Development

     Research and development expense consists primarily of costs of personnel and equipment. Research and development expense decreased by 4% to $1,244,000 in the quarter ended October 2, 1998, and by 15% to $3,855,000 in the nine months ended October 2, 1998, compared with the comparable periods in the previous year. The decreases were attributable principally to reductions in headcount, consulting fees and bonuses in comparison with the same periods in the prior year.

     General and Administrative

     General and administrative expense consists of administrative, financial and general management activities, including legal, accounting and other professional fees. General and administrative expense increased by 14% to $590,000 for the quarter ended October 2, 1998, and decreased by 10% to $1,860,000 for the nine months ended October 2, 1998, versus the corresponding periods in the prior year. The quarter-over-quarter increase was primarily due to the additional salaries of the President and Corporate Controller, both of which positions were vacant for part of the third quarter of 1997, and the inclusion in general and administration of the Company's order administration activities, which was classified in sales and marketing expense in 1997. The year-over-year decrease was attributable to decreased facilities expense and lower legal, audit and investor relations expenses.

     Provision for Income Taxes

     The Company's provision for income taxes consists of federal alternative minimum taxes and state and foreign income taxes. The Company made no provision for federal or state income taxes for the three or nine months ended October 2, 1998 or October 3, 1997 as the result of the net losses during those periods and its expectation that it will incur a net loss for the fiscal year ending December 31, 1998. The Company expects that its effective combined federal and state tax rate for the foreseeable future will be lower than the combined statutory rate, primarily as a result of the realization of net operating loss carryforwards. From time to time, the Company records a provision for foreign income taxes; to date, these provisions have been immaterial in amount.

LIQUIDITY AND CAPITAL RESOURCES

     The Company used cash of $6,457,000 in the nine months ended October 2, 1998, as compared with $7,279,000 in the nine months ended October 3, 1997.

     Cash used in the nine months ended October 2, 1998 consisted principally of the net loss of $6,413,000, the payment of $770,000 as part of the purchase price for the Labtam Assets, and $191,000 in severance payments, offset in part by receivables collections of $531,000 and the benefit of prepaid expenses in the amount of $284,000. Cash used in the nine months ended October 3, 1997 consisted primarily of the net loss of $5,704,000, prepayment to the Cornell Foundation of $1,000,000 for software royalties, and deferred revenue in the amount of $541,000. The Company's investing activities, predominantly investment in computer equipment and third-party software licenses, used cash of $543,000 and $979,000 in the nine months ended October 2, 1998 and October 3, 1997, respectively.

     On December 20, 1996, the Company entered into a commercial loan agreement with Fleet Bank-NH (the "Bank") providing for a $3,000,000 revolving line of credit and a separate term loan in the initial principal amount of $53,000. The revolving line of credit expired on June 30, 1998, and was extended through August 30, 1998. On October 27, 1998, the line of credit was renewed and reduced to $1,000,000. Borrowings under the line of credit and the term loan are secured by substantially all of the Company's assets, including a $515,000 certificate of deposit and all of the Company's computer software products (including all source code, object code and intellectual property rights relating thereto). Amounts outstanding under the line of credit and the term loan bear interest at the Bank's prime rate plus 0.5% (8.5% at November 9, 1998).

     The commercial loan agreement requires that the Company provide the Bank with certain periodic financial reports and comply with certain financial and other ratios, including maintenance of a minimum net worth, a maximum ratio of total liabilities to tangible net worth, a minimum ratio of current assets to current liabilities and cumulative profitability levels for fiscal 1997 and 1998. At October 2, 1998 and October 3, 1997, no borrowings were outstanding under the revolving line of credit and $20,000 and $31,000 were outstanding under the term loan, respectively.

     At October 2, 1998, the Company had cash and cash equivalents of $8,247,000 and working capital of $8,785,000. The Company believes that its current cash and cash equivalents, funds generated from operations (if any) and borrowings under its bank line of credit, will be sufficient to fund the Company's operations and capital expenditures through the remainder of 1998. Thereafter, the Company's liquidity will be materially dependent upon its internally generated funds and its ability to obtain funds from additional equity or debt financings from external sources. There can be no assurance that the Company will be able to secure these funds or the partnerships necessary to finance its operations.

     Year 2000 Compliance

     The Company has completed its Year 2000 compliance testing with respect to its client/server videoconferencing products (CU-SeeMe, MeetingPoint and ClassPoint) and believes, based on its testing, that each of those products is Year 2000 compliant. Each of those products is subject, however, to the compliancy of the third party vendors whose technology the Company has integrated. Similarly, the Company has completed its compliance testing with respect to its terminal emulation connectivity products (WebTerm, WebTermX, and eXodus), and believes, based on its testing, that each of those products is Year 2000 compliant. Their Year 2000 compliancy is dependent, however, upon the compliancy of the host systems to which they connect.

     As a result of the completion of the compliance testing, the Company does not expect to incur any material additional cost in connection with Year 2000 compliance testing, and does not believe it is at material risk of noncompliance with respect to the Company's products. The Company does not extend any warranty for its products with respect to Year 2000 compliance. There can be no assurance, however, that certain of utility companies, including telephone companies, and other suppliers to the Company's business will be Year 2000 compliant. Any significant failure of any of those utilities or other vendors to comply may have an adverse affect on the Company's business.

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

     In May 1993, VTI's product liability coverage terminated. Certain of the RSI Suits appear to be based on claims that allegedly arose after May 1993, and therefore may be uninsured. The insurers for VTI, the Company and others (the "Insurers") are defending the RSI Suits under a reservation of rights. To date, the Company's proportionate share of the defense costs of the RSI Suits has not been material. There can be no assurance, however, that the Company will not incur material legal expenses defending the RSI Suits. The Company has a reserve of approximately $290,000 in connection with the RSI Suits, based upon the Company's belief that (i) certain of the RSI Suits are covered by product liability insurance, (ii) the Company is contractually indemnified by Lockheed Electronics Corporation and/or Key Tronics Corporation against all or a portion of the damages to which the Company may be subject and (iii) the Company has defenses to substantially all of the claims under the RSI Suits. Although the Company believes that its reserve for the RSI Suits is adequate, there can be no assurance that the Company's liabilities under the RSI Suits will not substantially exceed that reserve.

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

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits

     Exhibit
      No.       Description
     ------     ----------

         10.1 Third Amendment to Commercial Loan Agreement and Loan Documents dated October 27, 1998 with Fleet Bank - NH and related Revolving Line of Credit Promissory Note

         11.1      Statement re computation of per share earnings

         27.1      Financial Data Schedule for fiscal quarter ended
                   October 3, 1998

         99.1 Disclosure set forth under "Item 1A. Risk Factors" in the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 (incorporated by reference from pages 15 to 25 of such Annual Report)


     (b) Reports on Form 8-K

         On July 23, 1998, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K dated July 8, 1998 relating to the Company's acquisition of the Labtam Assets. See "Item 1. Management's Discussion and Analysis or Plan of Operation--Overview." No financial statements were required to be filed as a part of such Form 8-K.

         On November 4, 1998, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K dated September 30, 1998 relating to the Company's termination of the employment of two of its executive officers, Bruce W. Lichorowic and Brian L. Lichorowic, on September 30 and October 15, 1998, respectively. See "Management's Discussion and Analysis or Plan of Operation--Overview."

                             SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of November 16, 1998.

                          WHITE PINE SOFTWARE, INC.

                          By: /s/ KILLKO A. CABALLERO
                             ----------------------------
                             Killko A. Caballero
                             President


                         By:  /s/ CHRISTINE J. COX
                             ----------------------------
                             Christine J. Cox
                             Vice President - Finance
                             (Principal Financial and Accounting Officer)