Form 10-K
period 1998-12-31
WHITE PINE SOFTWARE INC
filed 1999-03-31
CIK 1006591

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ----------------------


                                   FORM 10-KSB
(MARK ONE)

     |X| Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998

     |_|  Transition report under Section 13 or 15(d) of the Securities Exchange
          Act of 1934 For the transition period from        to
                                                    --------  ---------

                        Commission File Number: 000-21415

                             ----------------------


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

                             ----------------------


      Securities registered under Section 12(b) of the Exchange Act: None

      Securities registered under Section 12(g) of the Exchange Act: Common stock, par value $.01 per share

      Check whether the issuer: (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No|_|

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: |_|

      State issuer's revenues for its most recent fiscal year:  $7,793,158.

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 19, 1999, was $25,843,502 based on a total of 8,797,788 shares held by non-affiliates and on the last published sale price on the Nasdaq National Market of $2.9375.

      The number of shares of the Registrant's common stock outstanding as of March 19, 1999 was 10,491,436.


      Transitional Small Business Disclosure Format (check one):
      Yes |_|  No |X|

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                 TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                            ------
PART I

Item 1.    Description of Business..........................................................................  3

Item 1A.   Risk Factors..................................................................................... 18

Item 2.    Description of Property.......................................................................... 25

Item 3.    Legal Proceedings................................................................................ 26

Item 4.    Submission of Matters to a Vote of Security Holders.............................................. 26

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters......................................... 27

Item 6.    Management's Discussion and Analysis or Plan of Operation........................................ 28

Item 7.    Financial Statements............................................................................. 34

Item 8.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure............. 34

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
              Compliance With Section 16(a) of the Exchange Act............................................. 35

Item 10.   Executive Compensation........................................................................... 38

Item 11.   Security Ownership of Certain Beneficial Owners and Management................................... 41

Item 12.   Certain Relationships and Related Transactions................................................... 43

Item 13.   Exhibits and Reports on Form 8-K................................................................. 43


                             ----------------------


      THIS ANNUAL REPORT CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE AND ACHIEVEMENTS OF WHITE PINE TO DIFFER MATERIALLY FROM THOSE INDICATED BY THE FORWARD-LOOKING STATEMENTS, INCLUDING THE OTHER FACTORS SET FORTH BELOW IN "ITEM 1A. RISK FACTORS."

                             ----------------------


      Unless the context requires otherwise, "White Pine," "we," "us" and similar terms refer to White Pine Software, Inc. and its subsidiary.

      CLASSPOINT, CU-SEEME, EXODUS, MEETINGPOINT, WEBTERM, WHITE PINE and 5PM TERM are trademarks of White Pine. This Annual Report also contains additional trademarks and trade names of White Pine and other companies.

                                     PART I

ITEM 1 DESCRIPTION OF BUSINESS

OVERVIEW

      White Pine develops, markets and supports multiplatform desktop multimedia software that facilitates worldwide video and audio communication and data collaboration across the Internet, intranets, extranets and other networks using the Internet protocol.

      White Pine's group conferencing software products, CU-SeeMe and MeetingPoint, create a client-server solution that allows users to participate in real-time, multipoint, multimedia conferences from the users' desktop computers, using existing Internet, intranet and extranet connections. By developing multimedia conferencing products that require no proprietary hardware, White Pine is able to offer multimedia conferencing at a substantially lower price than vendors of traditional hardware-based systems and thereby encourage businesses and others to adopt multimedia conferencing as a mass communication medium.

      - CU-SEEME is White Pine's desktop multimedia conferencing client software for interacting with others using full color video, audio, typed text and whiteboard communication. CU-SeeMe can be used over the Internet or any Internet protocol-based network. CU-SeeMe has afforded White Pine brand name recognition, an installed base and a time-to-market advantage over other vendors seeking to develop software multimedia conferencing solutions. White Pine continues to develop and expand its CU-SeeMe offering. In November 1998, White Pine began delivering CU-SeeMe 3.1.2, which includes an improved Contact List feature. In March 1999, White Pine began delivering CU-SeeMe Pro, a next-generation multimedia conferencing client targeted at the enterprise market. CU-SeeMe Pro includes a new user interface, feature and performance enhancements that make it particularly suited for business and educational applications, and integrated T.120 data collaboration via Microsoft NetMeeting. T.120 is the protocol that defines whiteboard, application sharing and data collaboration for multipoint conferencing applications. White Pine offers CU-SeeMe as packaged software and directly over the Internet. White Pine also offers CU-SeeMe as a bundled package with MeetingPoint and with White Pine's private label camera, the CU-SeeMe Cam, and third-party cameras.

      - MEETINGPOINT is White Pine's Internet multimedia conferencing server software. Introduced in November 1997, MeetingPoint was the first multimedia conferencing server software to implement the International Telecommunications Union H.323 standard for conferencing over packet networks. MeetingPoint enables multipoint group conferences and full interoperability between users of H.323 standard clients, including Microsoft NetMeeting, Intel ProShare and PictureTel LiveLAN. In September 1998, White Pine released MeetingPoint 3.5, which incorporated major improvements in audio mixing, video switching and interoperability, as well as improved conference administration capabilities for scheduling, bandwidth management and security. In May 1998, White Pine commenced commercial shipment of MeetingPoint for Solaris, a UNIX-based user environment developed by Sun Microsystems. MeetingPoint for Solaris is the only software-only conferencing server available on a UNIX platform.

      Building upon its core CU-SeeMe and MeetingPoint technologies, White Pine introduced ClassPoint, its distance learning and training software, in April 1998. ClassPoint is an instructor-controlled learning environment with multipoint video and audio, instructor-led Web tours, Web-based class set-up and scheduling, and whiteboard and application sharing. White Pine believes ClassPoint was the first completely integrated distance learning solution with real-time, two-way interaction with audio, video and data. ClassPoint received recognition as

ADVANCED IMAGING magazine's Solution of the Year 1998 in the category "Interactive Imaging & Communication, or Multimedia," as well as DVC's "Networked Multimedia Award" for Best New Business Conferencing Product.

      White Pine also offers desktop X Windows and terminal emulation software. White Pine's legacy emulation products, WebTerm X, eXodus and 5PM Term, allow businesses and other organizations to access data and applications residing on host workstations, mini-computers and mainframe computers from most widely used desktop operating systems. WebTerm is White Pine's implementation of the X server on Windows 95, 98 and NT, running in a browser environment. In November 1998, White Pine introduced WebTerm X 2.0, which embodies technology previously developed in connection with White Pine's eXodus for Mac.

      In 1998, White Pine enhanced its internally developed technology through two technology acquisitions:

      - In December 1998, White Pine acquired from the Cornell Research Foundation trademark and other intellectual property rights underlying certain CU-SeeMe and MeetingPoint technologies. White Pine previously had licensed these technologies from the Cornell Research Foundation.

      - In July 1998, White Pine purchased certain assets, including intellectual property, comprising certain T.120 whiteboard and data collaboration technology from Labtam Communications, an Australian corporation. White Pine is incorporating the purchased technology into its MeetingPoint and ClassPoint conferencing solutions.

      White Pine's customers include businesses, educational institutions, government organizations and individual consumers. White Pine markets and sells its products in the United States, Europe and the Pacific Rim through distributors, resellers, strategic partners, original equipment manufacturers and White Pine's direct sales organization, as well as directly over the Internet.

      White Pine's principal executive offices are located at 542 Amherst Street, Nashua, New Hampshire 03063, and its telephone number is 603.886.9050. White Pine's corporate Web site can be found at www.wpine.com or www.cuseeme.com; information contained in White Pine's Web site is not part of this Annual Report.

STRATEGY

      White Pine's objective is to be a leading supplier of multimedia conferencing solutions. To achieve this objective, White Pine is implementing the following strategies:

MAINTAIN TECHNOLOGICAL LEADERSHIP

      Since 1996, White Pine has developed and introduced leading-edge technology for the Internet protocol-based group conferencing market.

      - CU-SeeMe, introduced in March 1996, was the first commercially available Internet-based multimedia conferencing product. CU-SeeMe has been featured in a number of on-line and industry publications and won a substantial number of awards in its three years of commercial availability, including: C/net's Best Buy designation in January 1997, PC Computing's five-star rating in February 1997, PC COMPUTING magazine's "A-List" designation in September 1997 and its "1997 Most Valuable Product Award" in the Web Communications category, CTI MAGAZINE's 1997 "Editors' Choice Award", NEW MEDIA magazine's "1996 Hyper Award for Best Conferencing Software," and BYTE magazine's "Best of PC Expo '96 Winner." CU-SeeMe currently is the only desktop conferencing client capable of displaying up to twelve simultaneous video windows.

      -     MeetingPoint, introduced in November 1997, was the industry's first
            H.323 compliant multimedia conferencing server and remains the only
            H.323 compliant multimedia conferencing server on a Solaris platform. MeetingPoint has received a number of awards, including CTI MAGAZINE'S "1997 Product of the Year" and "1998 Product of the Year" in the "Video Conferencing" category and INTERNET TELEPHONY magazine's "1997 Editors' Choice Award" and "1998 Product of the Year." The announcement of continuous presence, exhibited as a MeetingPoint add-on in late 1998 and scheduled to ship commercially in the second fiscal quarter of 1999, further demonstrated White Pine's technological leadership in the fledgling H.323 server market.

      - ClassPoint, which began shipping commercially in April 1998, builds upon the CU-SeeMe and MeetingPoint group conferencing technology to create an innovative distance learning and distance training solution for educational, corporate and governmental organizations. ClassPoint was named "Solution of the Year 1998" by ADVANCED IMAGING magazine and "Best New Business Conferencing Product" at DVC '98 Spring.

White Pine intends to extend its leadership position in Internet protocol-based conferencing by continuing to invest in research and development and to build upon its existing technology. For example, White Pine has identified growing market demand for voice over Internet protocol networks, or "VoIP," and believes that much of the technology needed to enable VoIP is embedded in White Pine's
H.323 standards-based solutions.

FOCUS ON MARKET FOR MEETINGPOINT

      White Pine believes its future success will depend significantly on its ability to market MeetingPoint. White Pine believes that opportunities exist to market MeetingPoint to Internet service providers, corporations and other entities seeking to enable and promote multimedia group conferencing. Based on the number of concurrent ports sold in a highly nascent market space, White Pine estimates that, since the introduction of MeetingPoint in 1997, MeetingPoint has accounted for substantially all of the revenue from the software H.323 market and a significant majority of the revenue from the combined hardware and software H.323 market. White Pine believes that its leadership position in this market space has positioned White Pine to achieve revenue growth as the H.323 market matures and expands.

LEVERAGE CORE CONFERENCING TECHNOLOGY TO DEVELOP APPLICATIONS FOR VERTICAL
MARKETS

      White Pine intends to build on its core CU-SeeMe and MeetingPoint technology in order to develop and market integrated and application-oriented solutions for key vertical markets, including applications that evidence the market trend toward converged networks:

      - White Pine believes the market for group conferencing is in the early stages of a migration from the large, proprietary room-based conferencing systems embodying the H.320 standard to desktop conferencing solutions based on the newer H.323 standard. Desktop multimedia conferencing is a relatively new phenomenon. Since the majority of potential group conferencing sites today have no solution whatsoever, White Pine believes that users will find an
            H.323 videoconferencing solution less expensive and more easily integrated than an H.320 product. Also, White Pine's software products seamlessly allow H.320 users to communicate visually with
            H.323 users, providing a cost effective migration path for corporate entities that wish to preserve their investment in H.320 equipment as they migrate to an Internet protocol-based H.323 environment.

      - White Pine has identified market segments that desire simple data collaboration, such as whiteboard sharing, that can be enabled using White Pine's technology. Enterprises in these market segments are seeking data collaboration until their internal networks are upgraded to manage the increased bandwidth required by multiparty group conferencing. White Pine's existing products offer data collaboration support and can migrate easily to full multimedia application support.

      - The increasing pervasiveness and comparatively low cost of Internet protocol-based networks are driving enterprises to investigate the use of Internet protocol-based networks as a transport mechanism for voice applications. Much of the technology required to enable VoIP is already embedded within White Pine's products.

White Pine's scalable, cost-effective, software-based support for converged network applications offers a platform for enterprises to reduce their cost dramatically while enabling improvements in productivity.

BUILD INTELLECTUAL PROPERTY PORTFOLIO

      White Pine's success depends heavily upon its proprietary technology. In fiscal 1998, White Pine took several steps designed to increase and strengthen its portfolio of proprietary rights:

      - In July 1998, White Pine purchased certain assets, including intellectual property, comprising certain T.120 whiteboard and data collaboration technology from Labtam Communications. White Pine plans to incorporate the purchased technology into its MeetingPoint and ClassPoint conferencing solutions. Shipment of these products is expected to commence in the second fiscal quarter of 1999.

      - In November 1998, White Pine acquired ownership of the trademark, source code and all intellectual property rights to the CU-SeeMe and MeetingPoint technologies from the Cornell

            Research Foundation. This acquisition not only strengthened White Pine's intellectual property portfolio, enabling further development and improvement upon the existing technologies, but also secured the worldwide CU-SeeMe community that existed in large part through Cornell's freeware population while providing that same community with a logical upgrade path.

      - In December 1998, White Pine acquired from RADVision a one-time source code snapshot of H.323 protocol stack. This acquisition will allow White Pine to modify and enhance the code embedded in its products.

      - In March 1999, White Pine applied for a patent on a portion of the technology underlying the continuous presence feature of MeetingPoint.

White Pine intends to continue to build its intellectual property portfolio in order to provide it with maximum control over the use of the technology underlying its group conferencing products.

PRODUCTS

      MULTIMEDIA CONFERENCING

      White Pine's multimedia conferencing products, CU-SeeMe, MeetingPoint and ClassPoint, provide real-time, multipoint video and audio communication and data solution over the Internet, intranets, extranets and other networks using the Internet protocol. By developing multimedia conferencing products that require no proprietary hardware, White Pine is able to offer multimedia conferencing at a substantially lower price than vendors of traditional hardware-based systems and thereby encourage businesses and others to adopt it as a mass communication medium. White Pine's CU-SeeMe product has afforded White Pine brand name recognition, an installed base and a time-to-market advantage over other vendors seeking to develop software multimedia conferencing solutions.

            CU-SEEME

      CU-SeeMe is White Pine's desktop multimedia conferencing software for real time person-to-person or group conferencing. CU-SeeMe works in conjunction with White Pine's MeetingPoint conference server to provide a complete software-based, multipoint conferencing solution.

      CU-SeeMe can be used over the Internet or any Internet protocol-based network, providing the user with the power to communicate globally without expensive hardware. By operating over the Internet, CU-SeeMe substantially broadens the base of businesses, organizations and individuals able to engage in multimedia conferencing. This software-only solution runs on both Windows and Macintosh platforms and offers full-color video, audio, chat window and whiteboard communications. The user can participate in "Live over the Internet" conferences, broadcasts or chats. CU-SeeMe can be launched directly from Web pages with the user's favorite Web browser, using 28.8 Kbps modem, ISDN link or better. For audio-only telephony use, CU-SeeMe works effectively over a 14.4 Kbps modem. CU-SeeMe is the only desktop conferencing client capable of displaying up to twelve simultaneous video windows, allowing the user to see everyone in a small-group conference without video switching. CU-SeeMe also is the only cross-platform product capable of H.323 interoperability on Windows 95, 98 and NT and MacOS.

      The initial version of CU-SeeMe, introduced in March 1996, was the first commercially available Internet-based multimedia conferencing product. CU-SeeMe has been featured in a number of on-line and industry publications and has won a substantial number of awards in its three years of commercial availability, including:

      -      C/net's Best Buy designation in January 1997,

      - PC COMPUTING magazine's five-star rating in February 1997, "A-List" designation in September 1997 and "1997 Most Valuable Product Award" in the Web Communications category,

      -     CTI MAGAZINE's 1997 "Editors' Choice Award,"

      - NEW MEDIA magazine's "1996 Hyper Award for Best Conferencing Software," and

      -     BYTE magazine's "Best of PC Expo '96 Winner."

CU-SeeMe was recognized by PC Data, a leading marketing intelligence firm, as the Top-Selling Retail Multimedia Conferencing Title for the First Half of 1998.

      White Pine current offers two versions of CU-SeeMe:

      - CU-SEEME 3.1.2 began shipping in November 1998 and includes Contact List feature. CU-SeeMe 3.1.2 is available on Windows 95, 98 and NT and MacOS platforms, but with the introduction of CU-SeeMe Pro, White Pine expects future sales of CU-SeeMe 3.1.2 to be made principally to Macintosh users and original equipment manufacturers. CU-SeeMe has a suggested retail price of $99.

      - CU-SEEME PRO began shipping in March 1999 and represents White Pine's next-generation client offering. CU-SeeMe Pro represents the first major release of CU-SeeMe in nearly two years and is available on Windows 95, 98 and NT platforms. CU-SeeMe Pro, which has a suggested retail price of $99, includes the following features:

                  - full H.323 support, enabling direct interoperability with other H.323 clients such as Microsoft NetMeeting, Intel ProShare and PictureTel LiveLAN;

                  - integrated desktop application sharing, whiteboard and data collaboration via Microsoft NetMeeting;

                  - a set-up wizard that automatically defines the optimal settings based on the user's network connection and capture device; and

                  - a "Conference Companion," which simplifies the way users make connections, keep a contact list and access directory services. This new feature replaces the address list found in prior versions and enables a user to make a connection using only an email address as opposed to an Internet protocol address. It includes a Web-based home page that can be customized for internal use by businesses.

      White Pine ships CU-SeeMe as packaged software and also makes CU-SeeMe available for downloading over the Internet. White Pine also offers CU-SeeMe as a bundled package with MeetingPoint and with third-party cameras. In December 1998, White Pine began shipping CU-SeeMe bundled with White Pine's private label camera, the CU-SeeMe Cam, a parallel port, 256 color desktop camera. The CU-SeeMe Cam bundled package has a suggested list price of $149.

      In March 1999, White Pine introduced its portal Web site,
www.cuseemeworld.com White Pine believes CU-SeeMe World will help promote CU-SeeMe and MeetingPoint sales by:

      -     building a centralized community of group conferencing users;

      - facilitating user interaction through the utilization of member directories, Web-based Internet Locator Service for locating users online, "safe" email interchange in which email addresses are masked and users exchange email via user names, and threaded discussion groups;

      - generating strategic alliances through sponsorships and partnering opportunities; and

      - encouraging content providers to offer structured conferencing and programming.

White Pine believes that successful management of the site will not only promote CU-SeeMe and MeetingPoint sales, but will generate advertising revenue and strategic alliances through sponsorships and partnering opportunities.

      MEETINGPOINT

      MeetingPoint, the software-only server component of White Pine's multimedia conferencing solution, allows users of CU-SeeMe to participate in multipoint, multimedia conferences with a nearly unlimited number of users. Administrators create and host conferences using MeetingPoint. End-users then connect to the conference, using either CU-SeeMe or any other third-party H.323 compliant multimedia conferencing client product. MeetingPoint's core "multimedia router" technology enables the group interaction to take place by "routing" it to the other conference participants. MeetingPoint solves the complex problem of enabling real-time multipoint communication over the Internet between users operating at different connection speeds without degrading the quality of the entire conference to that of the slowest connection speed.

      MeetingPoint, introduced in November 1997, was the industry's first
H.323 compliant multimedia conferencing server. MeetingPoint's software-only architecture makes it scalable and deployable over a variety of hardware platforms and operating systems, including Windows NT and Solaris, a UNIX-based user environment developed by Sun Microsystems. MeetingPoint for Solaris is the only software-only conferencing server available on a UNIX platform. MeetingPoint received two leading industry awards within the first few months of its release: "1997 Product of the Year" by CTI MAGAZINE in the "Video Conferencing" category and the "1997 Editors' Choice Award" from INTERNET TELEPHONY magazine. It garnered "1998 Product of the Year" from both CTI MAGAZINE and INTERNET TELEPHONY magazine during its first year of shipment.

      In September 1998, White Pine released MeetingPoint 3.5, which incorporated major improvements in audio mixing, video switching and interoperability, as well as improved conference administration capabilities for scheduling, bandwidth management and security. MeetingPoint 3.5.1, the current version of MeetingPoint for both NT and Solaris platforms, was initially shipped in February 1999. In addition, in May 1998 White Pine commenced commercial shipment of MeetingPoint for Solaris, a UNIX-based user environment developed by Sun Microsystems. MeetingPoint for Solaris is the only conferencing server software available on a UNIX platform.

      MeetingPoint is able to manage the amount of network resources that are consumed as it hosts any type of group conference. The use of Internet protocol-based networks for real-time communication is beginning a phase of significant growth, with thousands of new users every day and creative new applications being discovered weekly. However, multimedia requires significant bandwidth. While emerging technologies like Fast Ethernet, ADSL and high-speed cable modems promise expanded bandwidth in the near future, today most users face network constraints. Home users, for example, are usually limited to 28.8 Kbps modem connections. Business, governmental and educational enterprises may have 10 Mbps modem local area networks, but these are used for a variety of traditional, mission-critical applications such as file sharing, e-mail and printing. Even network service providers are challenged to stretch their network resources to cover rapidly growing customer traffic. In those rare instances where bandwidth is plentiful, it comes at a relatively high cost, especially for wide area network links. Because of these network constraints, MeetingPoint's bandwidth management capability allows users to make the most of the new collaboration, entertainment and learning possibilities that network-based multimedia communications create, without having to make expensive upgrades to the user's existing network infrastructure.

      MeetingPoint's ability to manage the use of network resources while hosting group conferencing arises from its core multimedia router technology. This technology is focused on a single, very specific task: routing real-time multimedia information among clients participating in group communications. MeetingPoint manages and limits bandwidth use by using built-in intelligence regarding the specific nature of multimedia data and real-time group communications. Increased economies are achieved when wide-area communications are routed through servers spread out across an organization's network, either to network service provider "points of presence" or to remote offices on an intranet.

      In October 1998, White Pine became the first company to demonstrate continuous presence for H.323 conferencing, as an add-on to MeetingPoint. Continuous presence enhances the conferencing experience by enabling the conference participants to see up to four video windows at one time. Prior to the continuous presence capability, H.323 client users could only see the participant that was talking, and not any of the other participants. White Pine has made it possible, for the first time, for many popular H.323 clients in a multipoint group conferencing environment to utilize continuous presence, including users of Microsoft NetMeeting, Intel ProShare and PictureTel LiveLAN. Continuous Presence is delivered to these desktop H.323 clients through a software add-on option to White Pine's MeetingPoint and represents a feature add previously only available through H.320 conferencing. Continuous presence will be made generally available to the public in the second fiscal quarter of 1999.

      MeetingPoint 3.5.1 has a suggested retail price of $8,995 for a server with 10 user connections. White Pine also offers MeetingPoint 3.5.1 at higher prices for up to 100 users; capacity beyond 100 users may be obtained by linking two or more MeetingPoint servers. White Pine also licenses CU-SeeMe and MeetingPoint as a bundled package and offers site licenses and volume discounts for larger purchases. White Pine has not established a price for MeetingPoint with continuous presence functionality.

      CLASSPOINT

      ClassPoint, White Pine's first server solution, builds upon White Pine's CU-SeeMe and MeetingPoint group conferencing technology to create a distance learning and distance training solution. ClassPoint creates an instructor-led "virtual classroom" that facilitates distance learning in any environment where an instructor and students are in different locations. Because it enables the fundamental interaction between the instructor and students, ClassPoint can be used in classes for kindergarten through high school, or "K-12", in courses for colleges and universities, and in home schooling. ClassPoint also offers opportunities for distance training by businesses, government organizations and others. ClassPoint enables simultaneous, real-time audio and video communications, text chat, whiteboard sharing and Web touring. It also provides a Web-based framework for materials to be shared before and after classes and training sessions.

      ClassPoint, which began shipping commercially in April 1998, was named "Solution of the Year 1998" by ADVANCED IMAGING magazine and "Best New Business Conferencing Product" at DVC '98 Spring. ClassPoint provides a framework for education that can be used in a number of applications. K-12 schools can use it to connect children and classrooms together from different cultures, bring in guest lecturers, facilitate home schooling, enable teacher mentoring programs and conduct moderated parent conferences. Colleges and universities can use ClassPoint to increase their full-time enrollment by offering distance learning courses. ClassPoint also enables colleges and universities to conduct on-line lab and tutoring sessions, and to offer adult continuing education in partnership with business and government. ClassPoint makes corporate training increasingly accessible to all levels of employees by bringing it to the desktop, enabling businesses to improve the availability and reach of their training programs with a cost-efficient solution.

      White Pine offers licenses of ClassPoint in 10-, 25- and 50-user bundles, with prices ranging from $6,395 to $22,995 for businesses and from $5,095 to $17,995 for education, government and non-profit organizations. White Pine also offers site licenses and volume discounts for larger purchases.

LEGACY SYSTEM CONNECTIVITY

      White Pine's legacy emulation products, WebTerm X, eXodus and 5PM Term, allow businesses and other organizations to access data and applications residing on host workstations, mini-computers and mainframe computers from most widely used desktop operating systems. WebTerm X, which allows users to access host applications from within a Web browser, is a suite of products geared to providing advanced intranet solutions to corporations, educational organizations and government agencies. White Pine's eXodus and 5PM Term products allow users throughout an enterprise to access mission-critical data and applications residing on legacy systems. These software products are competitively priced and designed to be easy to use, and they include a comprehensive set of features allowing for seamless integration with existing enterprise systems and newer intranet applications.

      BACKGROUND

      Terminal emulators were developed in the early 1980s to mimic "dumb" terminals that linked users to mainframe computers through a variety of proprietary communication protocols. Subsequently, vendors developed cost-effective, software-only products that both enabled PCs to emulate text terminals for a variety of mainframe platforms and capitalized on the expanded graphical capabilities of PCs by developing high-end, graphical software emulators. Software terminal emulation, which can now be performed over the Internet through the Internet protocol, continues to provide easier and wider access to mission-critical data and applications residing on enterprise legacy systems.

      In 1984, software engineers at the Massachusetts Institute of Technology broadly expanded enterprise connectivity by developing X Windows as a standard, independent of platforms, networks and operating systems, for workstations and PCs. X Windows, which is based on a client-server computing model, permits a user to run multiple graphical applications simultaneously on a variety of platforms from a single X Windows terminal. Since 1990, virtually all X Windows applications have used Internet protocol-based networks to establish connectivity for desktop PCs, enabling large numbers of PCs to access data and applications across the enterprise, regardless of the platform, network or operating system.

      WEBTERM X

      WebTerm X provides the means for Windows and MacOS users to access critical information on a corporate intranet through their Web browsers. WebTerm X can be used to:

      - embed live, interactive terminal emulators and X Windows applications within users' Web browser;

      - centrally administer all configurations and updates from one location with no user involvement; and

      - automate interactions in the host window, reducing or eliminating end-user application training.

      In April 1998 White Pine introduced WebTerm X 2.0, which embodies technology previously developed in connection with White Pine's eXodus for Mac. WebTerm X 2.0 gives Windows 95, 98 and NT users access to X Windows applications from their Web browser and as a stand-alone application. The WebTerm

X Administrator is a Webmaster or system administrator tool that centrally configures Web pages with X Windows sessions.

      Single-user WebTerm X products have suggested retail prices of $169 to $229. White Pine also offers site licenses and volume discounts for larger purchases.

      EXODUS

      eXodus is White Pine's family of X Windows connectivity products. Running on all Windows-based systems and Macintosh platforms, eXodus is a comprehensive connectivity package that provides easy access to all X Windows applications, as well as many other legacy applications. eXodus provides the solution for connecting to Unix, VMS and Windows NT environments via the X Windows protocol. Connections to popular X Windows environments such as Common Desktop Environment, Sun Open Windows, Hewlett Packard HP-VUE and Digital DECwindows are seamless and simple.

      The eXodus software for a single-user has a suggested retail price of $295 for either Windows or Macintosh. White Pine also offers site licenses and volume discounts for larger purchases.

      5PM TERM

      5PM Term is a modular terminal emulation solution providing connections from Windows and Macintosh desktops to IBM Mainframe, AS/400, UNIX, VAX and HP hosts. 5PM Term replaces terminal screens and offers value-added features that enable organizations to customize their environment with productivity enhancements like multiple sessions, WatchMe macro scripting, HotKeys, HotSpots, keyboard macros, toolbars, graphical keyboard mapping, full-screen support, and on-line help. 5PM Term also has its own script editor with macro recording function, which allows the non-technical user to create and modify the user's own macros directly in 5PM Term.

      5PM Term for a single user has a suggested retail price of between $249 and $399, depending upon the platform. White Pine also offers site licenses and volume discounts for larger purchases.

RESEARCH AND DEVELOPMENT

      White Pine's research and development activities traditionally have been separated between legacy connectivity products and group conferencing products. White Pine believes its future success depends on its group conferencing solutions, and it has been migrating its research and development resources from legacy connectivity technology to group conferencing technology. Approximately 93% of research and development expense in 1998 was attributable to development of group conferencing products, compared with 87% in 1997 and 42% in 1996. White Pine expects the percentage of its research and development resources devoted to group conferencing products to increase further in the foreseeable future, as White Pine intends to continue to limit its legacy connectivity research and development to maintenance of existing products.

      White Pine's research and development expenditures totalled $5.0 million in 1998 and $5.7 million in 1997. White Pine intends to continue to devote similar levels of resources to research and development in fiscal 1999, although the actual amount of research and development expenses in 1999 will depend on a number of factors, including the level of market acceptance of White Pine's current products and the rate of technological change in the group conferencing industry.

MARKETING AND DISTRIBUTION

      White Pine markets and sells its products through a combination of distributors, original equipment manufacturers and strategic partners, its Certified Alliance Partners program for resellers, its direct sales organization, and directly over the Internet. White Pine's sales force is located in Nashua, New Hampshire, San Jose, California, and La Gaude, France. White Pine maintains a Web site at www.wpine.com and www.cuseeme.com where prospective customers can obtain information about White Pine's products and services and download its multimedia conferencing products and WebTerm X. White Pine conducts marketing programs, including direct mail, advertising, public relations and product literature, to support each of its sale channels and to position and promote its products and services. Marketing personnel provide price lists and product descriptions and assist the direct sales force through lead generation and sales training.

      White Pine's primary strategy for marketing and distributing its group conferencing products is to establish new strategic and original equipment manufacturer relationships and extend existing relationships with multinational firms that provide particular marketing or distribution opportunities or technological capabilities for White Pine's group conferencing products. White Pine has already established distribution relationships in Austria, Australia, Belgium, Egypt, Finland, France, Germany, Greece, Hong Kong, Hungary, Israel, Italy, Japan, Korea, Netherlands, Norway, Slovania, South Africa, Spain, Sweden, Switzerland and the United Kingdom. White Pine has also formed original equipment manufacturer or bundling relationships in order to provide customers with turnkey solutions and to facilitate product sales through distribution channels. In 1996, White Pine began to employ Tech Data and Ingram Micro as distributors to deliver CU-SeeMe to consumers through retail channels including store chains and superstores.

      On March 1, 1999, White Pine announced its portal Web site, "CU-SeeMe World." White Pine believes this Web site may help to promote CU-SeeMe and MeetingPoint sales by:

      -     building a centralized community of all group conferencing users;

      - facilitating user interaction through the utilization of member directories, Web-based ILS lookup, "safe" email interchange (email addresses are masked and users exchange email via user names), and threaded discussion groups;

      - generating strategic alliances through sponsorships and partnering opportunities; and

      - encouraging content providers to offer structured conferencing and programming.

      White Pine markets and sells its legacy connectivity products in the United States through its direct sales force and distributors and in other countries primarily through distributor relationships.

CUSTOMERS

      White Pine's customers include businesses, educational institutions, government organizations and individual consumers. White Pine sells its software to end users and to original equipment manufacturers that bundle White Pine's software with other products.

      Sales to Ingram Micro represented 26% of White Pine's total revenue in fiscal 1998 and 14% of White Pine's total revenue in fiscal 1997. Sales to Tech Data represented 14% of White Pine's total revenue in fiscal 1997, but less than 10% of total revenue in fiscal 1998. The loss, of or a significant curtailment of purchases by, these distributors, including a loss or curtailment due to factors outside of White Pine's control, would have a material adverse effect on White Pine's business.

CUSTOMER SERVICE AND SUPPORT

      White Pine is committed to maintaining customer satisfaction and loyalty. It employs technical customer representatives located in Nashua, New Hampshire and La Gaude, France to support and service its customer base. Certain of White Pine's distributors and original equipment manufacturer customers maintain separate customer support organizations for their respective customers. White Pine provides back-up support to those organizations.

      White Pine maintains a technical support hotline to answer customer inquiries and provides an on-line database of technical product information. White Pine's support staff also responds to e-mail inquiries and monitors several e-mail mailing lists. Customer support specialists diagnose and solve technical problems related not only to White Pine's products but also to other hardware and software with which White Pine's products may interact. White Pine tracks all support requests, including current status reports and historical customer interaction logs, using a series of customer databases. White Pine uses customer feedback as a source of ideas for product improvements and enhancements.

      In February 1999, White Pine began charging CU-SeeMe customers for technical support on a per-incident basis if they are not covered by a maintenance contract. Customers of MeetingPoint, ClassPoint and legacy connectivity products can obtain service and support through White Pine's support program, which for a fee entitles customers to priority service through a toll-free number. The support program also affords customers, at no additional cost, automatic shipments of all enhancements and upgrades for licensed products.

PROPRIETARY RIGHTS

      White Pine's success is heavily dependent upon its proprietary technology. White Pine currently has no patents and relies primarily on copyright, trademark and trade secrets law, as well as employee and third-party non-disclosure agreements, to protect its intellectual property. White Pine has applied for a patent on a portion of the technology underlying the continuous presence feature of MeetingPoint. There can be no assurance that the steps taken by White Pine to protect its proprietary rights will be adequate to prevent misappropriation of its technology or independent development by others of similar technology. Litigation may be necessary to enforce White Pine's intellectual property rights or to protect White Pine's trade secrets. Any such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on White Pine's business, financial condition and results of operations. Moreover, while White Pine believes that its products and technology do not infringe the proprietary rights of others, there can be no assurance that third parties will not assert infringement and other claims against White Pine or that such claims will not be successful. See "Item 1A. Risk Factors--We may be unable to protect our proprietary technology."

      As described below, in fiscal 1998 White Pine took several steps to acquire ownership of technology embedded in its software offerings.

      ACQUISITION OF TECHNOLOGY FROM CORNELL RESEARCH FOUNDATION

      White Pine's multimedia conferencing products, CU-SeeMe and MeetingPoint, are commercial, enhanced versions of Freeware CU-SeeMe and its related server. Freeware CU-SeeMe and its related server were developed by a research institute at Cornell University and are freely available on the Web. In June 1995, White Pine entered into an software license agreement with the Cornell Research Foundation that granted to White Pine the exclusive worldwide right to develop, modify, market, distribute and sublicense commercial versions of Freeware CU-SeeMe and its related server, as well as the rights to appoint licensee distributors and to use the trademark "CU-SeeMe."

      White Pine commenced shipments of the initial commercial versions of CU-SeeMe and the White Pine Reflector (the predecessor of MeetingPoint) in March 1996 and May 1996, respectively. In May 1997, White Pine renegotiated the terms of the license agreement to provide for a $1,000,000 prepayment of royalties in exchange for a decrease in the level of revenue-based royalties payable to the Cornell Research Foundation. The renegotiated terms were retroactive to January 1, 1997, and White Pine remained subject to minimum royalty payments.

      In November 1998, White Pine acquired the Cornell Research Foundation's trademark and other intellectual property rights in Freeware CU-SeeMe, upon which White Pine's current versions of CU-SeeMe are based, and the related server technology, which underlies MeetingPoint. White Pine's management anticipates that the acquisition will facilitate further development and improvement of currently existing technologies. In addition, management believes that the acquisition will secure the worldwide CU-SeeMe community that existed in large part through the users of Freeware CU-SeeMe and will providing that community with a logical upgrade path. The purchase price for these rights consisted of (1) a note in the principal amount of $900,000, of which $300,000 is due on each of June 30, 2000, June 30, 2001 and June 30, 2002, and (2) warrants to purchase 150,000 shares of White Pine's common stock at a price of $1.00 per share. The warrants were issued in exchange for outstanding warrants issued previously to the Cornell Research Foundation; these prior warrants had an exchange price of $6.00 per share but otherwise had terms substantially identical to those of the new warrants.

      ACQUISITION OF TECHNOLOGY FROM LABTAM COMMUNICATIONS

      In July 1998, White Pine purchased certain assets, including intellectual property, comprising certain T.120 whiteboard and data collaboration technology from Labtam Communications, an Australian corporation. The purchase price for these assets consisted of 900,000 shares of White Pine's common stock and cash payments of U.S.$628,000 in July 1998 and A$201,606 (or U.S.$133,000) in January 1999. The terms of, and consideration paid in, this transaction were the result of arm's length negotiations between White Pine and Labtam Communications, which had no relationship prior to the transaction. White Pine used its cash and cash equivalents to pay the cash portion of the purchase price. An aggregate of 450,000 shares was deposited in escrow as security for potential claims by White Pine against Labtam Communications for breaches of certain representations, warranties, covenants and agreements contained in the purchase agreement relating to the Labtam Assets. A total of 225,000 of the escrowed shares were released to Labtam Communications in January 1999 and, in the absence of any such claims, the remaining 225,000 escrowed shares will be released in July 1999.

      White Pine plans to incorporate the purchased T.120 technology into its MeetingPoint and ClassPoint conferencing solutions. T.120 is the protocol that defines whiteboard, application sharing and data collaboration for multipoint conferencing applications.

      TECHNOLOGY ACQUISITION FROM RADVISION

      In December 1998, White Pine acquired from RADVision a one-time source code snapshot of a H.323 protocol stack. This acquisition will allow White Pine to modify and enhance certain source code embedded in its products.

COMPETITION

      The market for multimedia conferencing products and services is extremely competitive, and White Pine expects that competition will intensify in the future. White Pine believes that the principal competitive factors in the multimedia group conferencing industry are price, video and audio quality, interoperability, functionality, reliability, service and support, hardware platforms supported, and vendor and product reputation. White Pine believes that its ability to compete successfully will depend on a number of factors both within and outside its control, including the adoption and evolution of industry standards, the pricing policies of its competitors and suppliers, the timing of the introduction of new software products and services by White Pine and others, White Pine's ability to hire and retain quality employees, and industry and general economic trends. In addition, because the barriers to entry in the software market are relatively low and the potential market is large, White Pine anticipates continued growth in the industry and the entrance of new competitors in the future.

      In offering CU-SeeMe, White Pine currently competes, or expects to compete, directly or indirectly with the following categories of companies:

      - traditional hardware-based videoconferencing companies such as PictureTel and VTEL;

      - vendors of operating systems and browsers such as Microsoft, which offers NetMeeting, a product that enables video, audio and data communication over the Internet;

      - videoconferencing support companies such as VideoServer, Lucent Technologies and Accord; and

      - distance learning solution vendors, such as Centra Software and Lotus.

Currently Microsoft's NetMeeting, introduced in 1997, presents the most direct competition for CU-SeeMe. Microsoft is able to bundle NetMeeting with its Windows 98 operating system. NetMeeting supports Windows 98, Windows 95 and Windows NT and complies with H.323.

      H.323 is being rapidly adopted by the industry as the global standard for group conferencing products. A number of companies have announced standards-based server products that compete directly with MeetingPoint, including PictureTel, VideoServer and RADVision. It is likely that other companies will also enter this market in the near future.

      ClassPoint competes with other distance learning and distance training products in educational, corporate and governmental markets. Competing products include (a) Contigo Itinerary, which features Web-based Java PowerPoint delivery, (b) Lotus LearningSpace, which has Domino-based materials delivery and asynchronous discussions, (c) RealNetworks, which provides for one-to-many streaming video and media, (d) PlaceWare Auditorium, which delivers interactive presentations to multiple sites, and (e) Ilinc's LearnLinc, which has instructor-controlled, multipoint audio and Web tours, with point-to-point video supplied by Intel at an additional cost.

      In the market for X Windows products, White Pine faces significant direct competition from a number of PC X server software vendors, including Hummingbird Communications, NetManage, Network Computing Devices and Walker Richer and Quinn, as well as indirect competition from manufacturers of dedicated X terminals. White Pine's principal competitor in this market is Hummingbird Communications, the largest supplier of X server software products for the PC platform. To the extent that these and other companies introduce new or enhanced PC X server software products, White Pine will face increased competition.

      In the terminal emulation market, White Pine currently competes with the following categories of companies:

      - vendors of IBM host connectivity products, including Attachmate and Wall Data;

      - vendors of TCP/IP terminal emulation products, including NetManage (both directly and through its recently acquired subsidiary, FTP Software); and

      - vendors of Digital Equipment Corporation and Hewlett-Packard host connectivity products, including Walker Richer and Quinn.

In the Web-based terminal emulation environment, White Pine expects to compete, directly or indirectly, with IBM, Open Connect, Wall Data, Attachmate, and Walker Richer and Quinn.

      Many of White Pine's current and potential competitors, including Hummingbird Communications, Intel, IBM, Microsoft, PictureTel and VideoServer, have significantly longer operating histories and significantly greater managerial, financial, marketing, technical and other competitive resources, as well as greater name recognition, than White Pine. As a result, White Pine's competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the promotion and sale of their products and services. There can be no assurance that White Pine will be able to compete successfully with existing or new competitors. In addition, competition could increase if new companies enter the market or if existing competitors expand their service offerings. An increase in competition could result in material price reductions or loss of market share by White Pine and could have a material adverse effect on White Pine's business, financial condition and results of operations.

      To remain competitive, White Pine will need to continue to invest in research and development and sales and marketing. There can be no assurance that White Pine will have sufficient resources to make such investments or that White Pine will be able to make the technological advances necessary to remain competitive. In addition, current and potential competitors have established or may in the future establish collaborative relationships among themselves or with third parties, including third parties with which White Pine has a relationship, to increase the visibility and utility of their products and services. Accordingly, it is possible that new competitors or alliances may emerge and rapidly acquire a significant market share. Such an eventuality could have a material adverse effect on White Pine's business, financial condition and results of operations.

EMPLOYEES

      At March 19, 1999, White Pine had 110 full-time employees, including 42 in research and development, 35 in sales and marketing, 16 in technical support, and 17 in general and administrative and software manufacturing. Fifteen of these employees were located in France and, in accordance with applicable French law, were represented by a labor union. White Pine's other employees were located in the United States and were not represented by any labor organization. White Pine has experienced no work stoppages and believes that its relations with its employees are good.

ITEM 1A RISK FACTORS

WE MAY NOT BE PROFITABLE IN THE FUTURE

      We may never generate significant revenue or be profitable. Since we began operations, we have incurred substantial losses. In fiscal 1998 we incurred a net loss of $8,424,000, and in fiscal 1997 we incurred a net loss of $6,826,000. We had an accumulated deficit of $28,861,000 at December 31, 1998.

      We expect to incur substantial losses for the foreseeable future, because we intend to continue investing heavily in the development and marketing of MeetingPoint and related follow-on applications such as ClassPoint. We expect that the dollar amount of sales of our legacy connectivity products will continue to decline for the foreseeable future. Sales of our legacy connectivity products comprised 29% of total revenue in fiscal 1998 and 35% of total revenue in fiscal 1997. In addition, we expect that revenue from CU-SeeMe will not increase substantially, and may decrease, during the foreseeable future. We cannot be certain that sales of MeetingPoint, ClassPoint and other new products will offset any declines in revenue from CU-SeeMe and our legacy connectivity products in fiscal 1999 or later years.

WE MUST RAISE CAPITAL IN FISCAL 1999

      We expect that we will need to raise capital in fiscal 1999, either through a private or public offering of debt or equity or as part of a strategic partnership or joint venture. Our cash and cash equivalents decreased substantially during fiscal 1998, from $14,704,000 at December 31, 1997 to $6,421,000 at December 31, 1998. We continue to experience a significant negative cash flow each month.

      We cannot assure you that financing will be available on acceptable terms or at all. If we are unable to raise funds, we may be unable to support our projected operations and may be required to defer, for a period of time or indefinitely, our research and development activities or our continued roll out of new products and product versions. We have effected two focused personnel reductions during the past two fiscal years in order to control costs, and we may be required to effect further reductions if we are unsuccessful in raising additional capital during fiscal 1999. Our capital requirements may vary materially from those we now anticipate depending on a number of factors, including:

      -      the level of our research and development activities;

      -      the rate of market acceptance of our software offerings; and

      -      the success of our sales, marketing and distribution strategy.

If we do not meet our goals with respect to revenue or if our costs are higher than anticipated, substantial additional funds may be required.

WE FACE INTENSE COMPETITION FROM MANY PARTICIPANTS IN THE GROUP CONFERENCING INDUSTRY

      The market for multimedia conferencing products and services is extremely competitive. Because the barriers to entry in the multimedia conferencing market are relatively low and the potential market is large, we expect continued growth in the industry and the entrance of new competitors in the future. Our competitors vary among our different group conferencing products:

      - In offering CU-SeeMe, we compete, or expect to compete, with (a) traditional hardware-based videoconferencing companies such as PictureTel and VTEL, (b) vendors of operating systems and browsers such as Microsoft, which offers NetMeeting, a product that competes directly with

            CU-SeeMe and is bundled with Windows 98, (c) group conferencing support companies such as VideoServer, Lucent Technologies and Accord and (d) distance learning solution vendors such as Centra Software and Lotus.

      - A number of companies have announced multimedia conferencing server products that compete directly with MeetingPoint, including PictureTel, VideoServer and RADVision.

      - ClassPoint competes with other distance learning and distance training products, including (a) Contigo Itinerary, which features Web-based Java PowerPoint delivery, (b) Lotus LearningSpace, which has Domino-based materials delivery and asynchronous discussions,
            (c) RealNetworks, which provides for one-to-many streaming video and media, (d) PlaceWare Auditorium, which delivers interactive presentations to multiple sites, and (e) Ilinc's LearnLinc, which has instructor-controlled, multipoint audio and Web tours, with point-to-point video supplied by Intel at an additional cost.

      Many of our current and potential competitors in the multimedia conferencing market, particularly Intel, Microsoft, PictureTel and VideoServer, have significantly longer operating histories and significantly greater managerial, financial, marketing, technical and other competitive resources, as well as greater name recognition, than we do. As a result, these companies may be able to adapt more quickly to new or emerging technologies and changes in customer requirements and may be able to devote greater resources to the promotion and sale of their conferencing products and services.

      As a result, we cannot assure you that we will be able to compete successfully with existing or new competitors in the multimedia conferencing market. We believe that our ability to compete successfully in this market will depend on a number of factors both within and outside our control, including:

      -     the adoption and evolution of industry standards;

      -     the pricing policies of our competitors and suppliers;

      - the timing of the introduction of new software products and services by us and our competitors; and

      -     our ability to hire and retain highly qualified employees.

      To remain competitive in the multimedia conferencing market, we must continue to invest heavily in research and development and in sales and marketing. We may not have sufficient resources to make those investments, or we may not be able to make the technological advances necessary to continue to be competitive. In addition, current and potential competitors have established or may establish collaborative relationships among themselves and with third parties to increase the visibility and utility of their products and services. Accordingly, it is possible that new competitors or alliances may emerge and rapidly acquire a significant market share, which could have a material adverse effect on our business.

WE MUST MARKET MEETINGPOINT AND CLASSPOINT SUCCESSFULLY

      We expect that sales of our legacy connectivity products will decline during the foreseeable future and that sales of CU-SeeMe will not increase significantly, and may decline, during the foreseeable future. As a result, our future success will depend significantly on our ability to market MeetingPoint and ClassPoint. MeetingPoint was first released in November 1997 and ClassPoint was first released in April 1998, and we have had only a limited opportunity to determine the extent to which these software products will succeed in the marketplace.

Moreover, the market for these products is developing and changing rapidly, and there is a high level of uncertainty about the demand for and market acceptance of these products.

      In the longer term, our success will also depend upon our ability to develop and introduce additional products based on our core technology and to continue to improve the performance, features and reliability of our products, including MeetingPoint and ClassPoint. We cannot assure you that we will be successful in introducing these new and improved products, particularly if our limited capital requirements us to reduce our projected research and development activities.

OUR QUARTERLY RESULTS MAY FLUCTUATE AND CAUSE THE PRICE OF OUR COMMON STOCK TO FALL

      Our quarterly revenue and operating results are difficult to predict and have fluctuated significantly from quarter to quarter. If our quarterly revenue or operating results fall below the expectations of investors or public market analysts, the price of our common stock could fall substantially. Our quarterly operating results may vary significantly depending on a number of factors, some of which are outside of our control. These factors include:

      - the timing of the introduction or acceptance of new products offered by us or our competitors;

      -     changes in demand for Internet services;

      -     changes in the mix of products sold by us;

      - announcements of new products, services or technologies by us or our competitors that cause customers to defer or cancel purchases of our products;

      -     changes in pricing strategies by us or competitors;

      - changes in regulations affecting the multimedia conferencing industry; and

      -     changes in currency exchange rates.

      As a result of these factors, we may not be able to predict our operating results accurately. In addition, MeetingPoint and ClassPoint continue to undergo long evaluation and sale cycles by potential users. The lengths of these cycles, combined with the newness of these software products, make it particularly difficult for us to predict the amount and timing of revenue from these products.

      We base our expense levels on our product development plans and our estimates of future revenue. To a large extent, our expenses are fixed. We may be unable to adjust our spending in time to compensate for any unexpected revenue shortfall, thus magnifying the adverse effect of any revenue shortfall.

WE RELY ON TWO DISTRIBUTORS FOR A SIGNIFICANT PORTION OF OUR TOTAL REVENUE

      Sales to Ingram Micro represented 26% of our total revenue in fiscal 1998 and 14% of our total revenue in fiscal 1997. Sales to Tech Data represented 14% of our total revenue in fiscal 1997. The loss of, or a significant curtailment of purchases by, these distributors, including a loss or curtailment due to factors outside of our control, would have a material adverse effect on our business.

WE MAY BE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY

      Our business could be seriously harmed if we are unable to protect adequately our proprietary software and our other proprietary intellectual property rights. We may be unable to deter misappropriation of our proprietary technology, detect unauthorized use and take appropriate steps to enforce our intellectual property rights. Our competitors could, without violating our proprietary rights, develop technologies that are as good or better than our technology.

      Our multimedia conferencing products are licensed to customers under "shrink wrap" licenses included as part of the product packaging. In most cases our shrink wrap licenses are not negotiated with or signed by individual licensees. Some of the provisions of our shrink wrap licenses, including provisions limiting our liability and protecting us against unauthorized use, copying, transfer and disclosure of the licensed program, may be unenforceable under the laws of certain jurisdictions. Also, we have delivered technical data and information relating to CU-SeeMe and MeetingPoint to the United States government, and as a result, the United States government may have unlimited rights to use the technical data and information or to authorize others to use the technical data and information. We can not assure you that the United States government will not authorize others to use our technical data and information for purposes competitive with our products. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do laws in the United States.

      Because the protection of intellectual property rights is often critically important to the success of companies in the multimedia conferencing industry, our competitors or others could assert claims that our technologies infringe their proprietary rights. From time to time, we have received and may receive in the future notice of claims of infringement of other parties' proprietary rights. Many participants in the software industry have an increasing number of patents and have frequently demonstrated a readiness to commence litigation based on allegations of patent or other intellectual property infringement. For example, a third party has objected to our use of the name "MeetingPoint." We may not have the financial resources necessary to pursue any resulting litigation to a final judgment, and we may not prevail in any litigation. In defending against such litigation, we could incur significant legal and other expenses and our management could be distracted from our principal business operations. If any party making a claim against us were to prevail in litigation against us, we may have to pay substantial damages. The court could also grant injunctive or other equitable relief that could prevent us from offering our products and services without a license or other permission from others. Any of these outcomes could seriously harm our business.

WE FACE ADDITIONAL RISKS FROM OUR INTERNATIONAL OPERATIONS

      Our international business involves a number of risks that could hurt our operating results or contribute to fluctuations in those results. Our revenue from international sales represented 26% of our total revenue during fiscal 1998 and 27% of our total revenue during fiscal 1997. We intend to seek opportunities to expand our product and service offerings into additional international markets, although we cannot be certain that we will succeed in developing localized versions of our products for new international markets or in marketing or distributing products and services in those markets.

       The majority of our sales are currently denominated in U.S. dollars, but there can be no assurance that a significantly higher level of future sales will not be denominated in foreign currencies. To the extent we make sales denominated in currencies other than U.S. dollars, fluctuations in exchange rates may render our products less competitive relative to local product offerings or result in foreign exchange losses. We have no experience in implementing hedging techniques that might minimize our risks from exchange rate fluctuations.

      Our international business also involves a number of other difficulties and risks, including risks associated with: changing economic conditions in foreign countries; export restrictions; export controls relating to technology; compliance with existing and changing regulatory requirements; tariffs and other trade barriers; difficulties in staffing and managing international operations; longer payment cycles; problems in collecting accounts receivable; software piracy; political instability; seasonal reductions in business activity in Europe and certain other parts of the world during the summer months; and potentially adverse tax consequences.

OUR SYSTEMS MAY NOT BE YEAR 2000 COMPLIANT

      Many currently installed computer systems and software products only accept two digits to identify the year in any date. These systems and products might interpret the year 2000 as 1900. This could result in system failures, delays or miscalculations. Systems or software that have not been developed or enhanced recently may need to be upgraded or replaced to comply with Year 2000 requirements.

      Our computer systems and software products may not be fully Year 2000 compliant. Based on our Year 2000 testing program, we believe that the portions of our systems and software that we have developed are Year 2000 compliant. We have not received Year 2000 readiness statements from a number of our system vendors. In the event that vendors are not fully year 2000 compliant prior to December 31, 1999, we could experience disruption and delays that could have a material adverse impact on operations. We have determined that some of our older legacy connectivity products are not Year 2000 compliant. We expect to discontinue sales of these products. In addition, certain of the third-party software or hardware used by our customers in conjunction with our software products may not be Year 2000 compliant. For example, the host computers to which our legacy connectivity products are connected may not be Year 2000 compliant.

      Based upon our testing to date, we do not expect that our business will be materially adversely affected by any failure of third-party software or hardware to interpret Year 2000 data correctly. We cannot be certain, however, that we will not be required to make significant expenditures as the result of Year 2000.

OUR SOFTWARE PRODUCTS MAY CONTAIN UNDETECTED DEFECTS

      Software developed and incorporated by us may contain significant undetected errors when first released or as new versions are released. Although we test our software before commercial release, we cannot be certain that errors in the software will not be found after customers begin to use the software. Our current versions of CU-SeeMe and MeetingPoint were released in the last six months. These releases correct a number of errors in prior releases, support relevant standards and incorporate new features. Any defects in these versions of CU-SeeMe or MeetingPoint or in ClassPoint may result in significant decreases in revenue or increases in expenses because of adverse publicity, reduced orders, product returns, uncollectible accounts receivable, delays in collecting accounts receivable, and additional and unexpected costs of further product development to correct the defects.

OUR SUCCESS DEPENDS ON THE PERFORMANCE OF PARTICIPANTS IN OUR DISTRIBUTION CHANNELS

      We market our group conferencing products by forming channel relationships in key markets with major distributors. We also license our group conferencing products to original equipment manufacturers, value-added resellers and additional distributors for bundling with their products and services. We expect that our future success will depend in large part upon these original equipment manufacturers, value-added resellers and distributors. The performance of these original equipment manufacturers, value-added resellers and distributors is outside our control, and we are unable to predict the extent to which these organizations will be successful in marketing and selling our group conferencing products or products incorporating our group conferencing products. We cannot assure you that we will be successful in establishing relationships with original equipment manufacturers, value-added resellers and distributors, and if we fail, our business could be seriously harmed.

      Our distributors typically carry the products of some of our competitors of White Pine. The distributors have limited capital to invest in inventory, and their decisions to purchase our products and, in the case of retail stores, to give them critical shelf space, are partly a function of pricing, terms and special promotions offered by our competitors, which we cannot predict or control.

      We distribute certain of our products directly over the Internet. By distributing our products over the Internet, we may increase the likelihood of unauthorized copying and use of our software.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES MAY ADVERSELY AFFECT OUR BUSINESS

      The application of existing laws to the Internet is uncertain and may take years to resolve, particularly with respect to property ownership , user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security and the convergence of traditional telecommunications services with Internet communications. Because the Internet is becoming increasingly popular, various foreign or domestic governmental bodies may seek to adopt laws and control use of the Internet. We cannot predict the nature of any such laws. Legislation could subject us or our customers to potential liability or could decrease the growth of the Internet, either of which could have an adverse effect on our business.

      In March 1996, ACTA, a group of telecommunications common carriers, filed the ACTA Petition with the FCC, arguing that providers (such as us) of computer software products that enable voice transmission over the Internet ("Internet telephone" services) are operating as common carriers without complying with various regulatory requirements and without paying certain charges required by law. The ACTA Petition argues that the FCC has the authority to regulate both the Internet and the providers of "Internet telephone" services and requests that the FCC declare its authority over interstate and international telecommunications services using the Internet, initiate rulemaking proceedings to consider rules governing the use of the Internet for the provision of telecommunications services, and order providers of "Internet telephone" software to immediately cease the sale of such software pending such rulemaking. Certain parties have filed comments with the FCC regarding the ACTA Petition. We are unable to predict the outcome of this proceeding. In December 1996 the FCC stated that it intended to address the legal questions raised by the ACTA Petition in a future proceeding but has not yet done so. ACTA has submitted petitions, similar to its FCC filing, to certain state regulators, including public service commissions. Any action by the FCC or state regulators to grant the relief sought by ACTA or otherwise to regulate use of the Internet as a medium of communication, including any action to permit local exchange carriers to impose additional charges for connections used for Internet access, could have a material adverse effect on our business.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE

      The market price of our common stock may be volatile for many reasons, including:

      - actual or anticipated variations in our revenue and operating results;

      -     announcements of the development of improved technology;

      - changes in estimates of our financial performance, or the dropping of coverage, by securities analysts;

      - conditions and trends in the Internet and group conferencing industries;

      -     adoption of new accounting standards; and

      -     general market conditions.

      Recently the stock markets have experienced extreme price and volume fluctuations that have dramatically affected the market prices of the stocks of many technology companies, particularly companies associated with the Internet. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These factors may adversely affect the market price of our common stock.

VOLATILITY IN OUR STOCK PRICE MAY LEAD TO LITIGATION

      Stockholders frequently commence securities class action litigation against a company after a significant decrease in the company's stock price. If our stock price drops and our stockholders commence litigation against us, we could incur significant legal and other expenses defending the litigation and our management could be distracted from our principal business operations. Either of these outcomes could seriously harm our business.

DELAWARE LAW AND OUR CHARTER DOCUMENTS CONTAIN ANTI-TAKEOVER AND INDEMNIFICATION PROVISIONS THAT MAY ADVERSELY AFFECT STOCKHOLDERS

      Delaware corporate law and our charter documents contain provisions that could delay or prevent a change of control, merger or other form of takeover that our stockholders might find attractive. Certain of these provisions:

      - prohibit us from engaging in a certain types of business combinations with certain "interested stockholders" for a period of three years after the date of the transaction in which the person becomes an interested stockholder, unless the business combination is approved in a prescribed manner;

      - provide that stockholders may act only at meetings of stockholders and not by written consent in lieu of a stockholders' meeting;

      - provide that special meetings of our stockholders may be called by our President and must be called by our President or Secretary at the written request of a majority of the directors;

      - provide that nominations for directors may not be made by a stockholder at any annual or special meeting thereof unless the stockholder intending to make a nomination notifies us of its intentions a specified number of days in advance of the meeting and furnishes us with with certain information regarding itself and the intended nominee;

      - require a stockholder to provide to our Secretary with advance notice of business to be brought by the stockholder before any annual or special meeting of stockholders as well as certain information regarding the stockholder and others known to support such proposal and any material interest they may have in the proposed business; and

      - authorize our board to cause us to issue shares of common stock and preferred stock that, if issued, could dilute and adversely affect various rights of the holders of our common stock and, in addition, could be used to discourage an unsolicited attempt to acquire control of White Pine.

These provisions could limit the price that investors will pay for shares of our common stock.

      Our charter documents require us to indemnify our officers and directors against certain liabilities and expenses that they may incur while defending lawsuits brought against them as officers or directors. In most cases, these indemnification provisions will prevent our stockholders from recovering damages from our officers and directors for their acts or omissions on our behalf.

ITEM 2 DESCRIPTION OF PROPERTY

      White Pine conducts its operations from its headquarters in Nashua, New Hampshire and facilities in San Jose, California and La Gaude, France.

      The facility in New Hampshire contains approximately 27,000 square feet, including 20,200 square feet for engineering and office space, 4,500 square feet for production space and 2,300 square feet for storage. White Pine leases its office in New Hampshire from an unaffiliated party under the terms of a five-year lease ending July 1, 2001 under which White Pine is responsible for maintenance, repairs, taxes, insurance and utilities. Base rent is $130,000 for 1999, $143,000 for 2000 and $82,000 for the first half of 2001. Renewal options for 3 two-year terms are available to White Pine.

      The facility in San Jose contains approximately 370 square feet of office space. White Pine rents its office in California from an unaffiliated party under the terms of a renewable six-month rental agreement expiring April 15, 1999. Base rent for this office space for 1999 is $23,000.

      White Pine previously occupied 5,000 square feet of engineering and office space at a different site in San Jose. This space has been subleased to an unaffiliated party under the terms of a five-year lease ending December 31, 2001. White Pine's base income under the sublease exceeds its base rent under the primary lease.

      The facility in La Gaude contains approximately 8,000 square feet of engineering and office space. White Pine leases its office in France from several unaffiliated parties under a series of similar leases which end July 31, 1999, under which White Pine is responsible for maintenance, repairs, taxes, insurance, and utilities. Base rent is $34,000 for the first seven months of 1999.

      White Pine expects to extend or renew the leases for the San Jose and La Gaude facilities and to continue to occupy those facilities for the foreseeable future. If it is unable to extend or renew those leases on acceptable terms, White Pine believes that alternative space is readily available at acceptable rates.

ITEM 3 LEGAL PROCEEDINGS

      White Pine is a defendant in two lawsuits pending in New York federal court (the "RSI Suits") in which the plaintiffs claim to suffer from carpal tunnel syndrome, or "repetitive stress injuries," as a result of having used computer keyboards that are alleged to have been defectively designed. The keyboards were supplied, and possibly designed and manufactured, by Ontel. The assets of Ontel were purchased in 1982 by Visual Technology, a predecessor of White Pine. The RSI Suits, which seek money damages, were brought by employees of New York Telephone, which purchased the keyboards from Lockheed Electronics. One or more of Visual Technology, Ontel, Lockheed Electronics and Key Tronics, a subcontractor for certain of the keyboards, are named as co-defendants in a number of suits, including the RSI Suits. Neither of the RSI Suits has reached trial.

      White Pine has established a reserve for legal fees and losses that could arise from the RSI Suits and a number of similar actions against White Pine. See note 5 of notes to consolidated financial statements. The amount of this reserve is based upon White Pine's belief that (1) the RSI Suits may be covered by product liability insurance, (2) White Pine is contractually indemnified by Lockheed Electronics and Key Tronics against all or a portion of the damages to which White Pine may be subject and (3) White Pine has defenses to substantially all of the claims under the RSI Suits. White Pine reduced this reserve from $291,000 to $51,000 as of December 31, 1998, in recognition of the fact that four similar lawsuits had been resolved at no expense to White Pine. Although White Pine believes that its reserve for the RSI Suits is adequate, there can be no assurance that White Pine's liabilities under the RSI Suits will not substantially exceed the reserve.

      From time to time, White Pine has received and may receive in the future notice of claims of infringement of other parties' proprietary rights. Although White Pine believes that its products and technology do not infringe the proprietary rights of others, there can be no assurance that additional third parties will not assert infringement and other claims against White Pine or that any infringement claims will not be successful. See "Item 1A. Risk Factors--We may be unable to protect our proprietary technology."


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of securities holders of White Pine during the fourth fiscal quarter of 1998.

                                     PART II

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      White Pine's common stock commenced trading on the Nasdaq National Market on October 11, 1996 under the symbol "WPNE." The following table sets forth the high and low closing sales price for the common stock for each quarter during the past two fiscal years, as reported by the Nasdaq National Market.

                                                        HIGH          LOW
                                                     ----------    ----------
FISCAL 1997:
      First Quarter..................................  $6.625        $2.25
      Second Quarter.................................   3.375         2.50
      Third Quarter..................................   4.9375        2.00
      Fourth Quarter.................................   5.8125        2.625

FISCAL 1998:
      First Quarter..................................   3.125         2.000
      Second Quarter.................................   3.28125       1.500
      Third Quarter..................................   2.15625        .84375
      Fourth Quarter.................................   2.375          .75


      As of March 19, 1999 there were 153 holders of record of common stock who held an aggregate of 10,491,436 shares of common stock as nominees for an undisclosed number of beneficial holders.

      White Pine has never declared or paid any cash dividends on its capital stock. White Pine currently anticipates that it will retain future earnings, if any, to fund the development and growth of its business and therefore does not expect to pay any cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of White Pine's board of directors after taking into account various factors, including White Pine's financial condition, results of operations, current and anticipated cash needs, and plans for expansion. The terms of White Pine's existing bank line of credit and term loan prohibit White Pine from declaring or paying cash dividends on common stock. See "Item 6. Management's Discussion and Analysis or Plan of Operation--Liquidity and Capital Resources."

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

      White Pine's revenue is derived from software license fees and fees for services related to its software products, primarily software maintenance fees. During fiscal 1997, White Pine recognized revenue in accordance with the American Institute of Certified Public Accountants Statement of Position No. 91-1, "Software Revenue Recognition." For fiscal 1998, White Pine recognized revenue in accordance with AICPA Statement of Position 97-2, SOFTWARE REVENUE RECOGNITION.

      - Software license revenue is recognized upon execution of a contract or purchase order and shipment of the software, net of allowances for estimated future returns, provided that no significant obligations on the part of White Pine remain outstanding and collection of the related receivable is deemed probable by management. An allowance for product returns is recorded by White Pine at the time of sale and is measured periodically to adjust to changing circumstances, including changes in retail sales.

      - Software maintenance fees, which are generally payable in advance and are non-refundable, are recognized ratably over the period of the maintenance contract, typically twelve months.

      - Revenue from training and consulting services is recognized as services are provided.

      - Software license fees, consulting fees and training fees that have been prepaid or invoiced but that do not yet qualify for recognition as revenue under White Pine's policy, and prepaid maintenance fees not yet recognized as revenue, are reflected as deferred revenue.

      Research and development expenses typically are charged to income as incurred. Statement of Financial Accounting Standards No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based upon White Pine's product development process, technological feasibility is established upon completion of a commercially viable working model. Costs incurred prior to the establishment of technology feasibility are charged to research and development expense. Costs incurred by White Pine between completion of the commercially viable working model and the point at which the product is ready for general release have been capitalized. Capitalized software is amortized based on its estimated economic life. White Pine capitalized $3,142,000 of software costs in fiscal 1998 and did not capitalize any software costs in fiscal 1997. White Pine purchased certain technology from the Cornell Research Foundation and Labtam in fiscal 1998. See "Item 1. Description of Business--Proprietary Rights." None of the purchased software was amortized in fiscal 1998, because the first commercial shipments of products incorporating the acquired technology are not expected to be made until fiscal 1999.

      Effective January 1, 1997, White Pine changed its interim fiscal reporting periods from calendar quarters to quarters consisting of thirteen weeks.

RESULTS OF OPERATIONS

      The following table sets forth certain consolidated financial data from White Pine's statement of operations as a percentage of total revenue for fiscal 1998 and fiscal 1997.

                                                                             Years Ended
                                                                            December 31,
                                                                         -------------------
                                                                          1998        1997
                                                                         -------     -------
Revenue:
     Software license fees...............................................    89.2%       88.6%
     Services and other..................................................    10.8        11.4
                                                                          -------     -------
          Total revenue..................................................   100.0       100.0
Cost of revenue..........................................................    21.1        17.1
                                                                          -------     -------
          Gross profit...................................................    78.9        82.9
 Operating expenses:
     Sales and marketing.................................................    99.3        71.8
     Research and development............................................    64.7        51.8
     General and administrative..........................................    29.2        23.4
     Restructuring charge................................................     --          6.0
                                                                          -------     -------
          Total operating expenses.......................................   193.2       153.0
                                                                          -------     -------
Income (loss) from operations............................................  (114.3)      (70.1)
Interest income and other, net...........................................     6.3         8.4
Provision for income taxes...............................................    (0.1)       (0.1)
                                                                          -------     -------
          Net income (loss)..............................................  (108.1)%     (61.8)%
                                                                          -------     -------
                                                                          -------     -------

FISCAL YEAR ENDED DECEMBER 31, 1998 COMPARED TO FISCAL YEAR ENDED
DECEMBER 31, 1997

      REVENUE

      Total revenue decreased by 30% to $7,793,000 in fiscal 1998 from $11,052,000 in fiscal 1997.

      Revenue from conferencing software decreased by 9% to $5,781,000 in fiscal 1998 from $6,369,000 in fiscal 1997. This decrease resulted from a 41% decline in revenue from client conferencing software, which decreased to $2,833,000 in fiscal 1998 from $4,777,000 in fiscal 1997. The decline in client conferencing revenue was offset in part by an 85% increase in revenue from server conferencing software, which grew to $2,948,000 in fiscal 1998 from $1,592,000 in fiscal 1997. The growth in server conferencing revenue principally resulted from the release of MeetingPoint in November 1997 and ClassPoint in April 1998. The growth rate of server conferencing revenue has been determined in part by product performance and customer acceptance and adoption. White Pine is experiencing relatively lengthy, two-step sales cycles for MeetingPoint and ClassPoint. The first step typically extends from one to three months and results in sales of small quantities of the server products for pilot programs. White Pine expects that the second step will extend considerably longer, from six months to over a year, as customers decide whether to move beyond the pilot programs to deployment of MeetingPoint on a company-wide basis or deployment of ClassPoint as an operational long-distance learning program.

      White Pine's legacy connectivity product sales continued to decline as White Pine focused fewer resources on these older product lines. Legacy connectivity revenue declined by 43% to $2,226,000 in fiscal 1998 from $3,880,000 in fiscal 1997. The percentage of total revenue represented by revenue from legacy connectivity products decreased to 29% in fiscal 1998 from 35% in fiscal 1997. Maintenance and other revenue has decreased in conjunction with the decline in legacy connectivity revenue, as the majority of maintenance agreements historically have related to legacy connectivity products.

      White Pine anticipates that maintenance revenue will begin to increase in conjunction with the growth in the server conferencing revenue. White Pine believes that continued but minimal additional investment in the legacy connectivity products in future quarters will slow the decline in connectivity revenue in the short term, providing White Pine with an additional period to build the sales base for its server products.

      White Pine anticipates that client conferencing and legacy connectivity revenue will continue to decline for the foreseeable future. It expects that revenue growth, if any, will depend on increased sales of MeetingPoint, ClassPoint and other multimedia server solutions. Accordingly, White Pine intends to continue to devote a substantial portion of its research and development and sales and marketing resources to technologies related to group conferencing. White Pine currently expects that increases in revenue from these server conferencing solutions will offset decreases in client conferencing and legacy connectivity revenue. There can be no assurance, however, that White Pine will be successful in generating server conferencing revenue in an amount sufficient to offset declines in revenue from client conferencing and legacy connectivity products, or at all. The actual amount of revenue generated by White Pine's server conferencing software may vary significantly depending on a number of factors, including the unproven market status and acceptability of the products, significant and increasing competition for those products and other factors described under "Item 1A. Risk Factors." Even if White Pine meets its internally projected revenue targets, White Pine expects that it will incur a net loss during fiscal 1999.

      Revenue from sales outside the United States comprised 26% of total revenue in fiscal 1998 and 27% of total revenue in fiscal 1997. See "Item 1A. Risk Factors--We face additional risks from our international operations."

      Sales to Ingram Micro represented 26% and 14% of White Pine's total revenue in the each of fiscal 1998 and fiscal 1997. In addition, sales to Tech Data represented 14% of White Pine's total revenue in fiscal 1997, but less than 10% of total revenue in fiscal 1998. See "Item 1A. Risk Factors--We rely on two resellers for a significant portion of our total revenue."

      COST OF REVENUE

      Cost of revenue consists principally of royalties and associated amortization of paid license fees relating to third-party software included in White Pine's products, as well as costs of product media, manuals, packaging materials, cameras, duplication and shipping. Cost of revenue as a percentage of total revenue increased to 21% in fiscal 1998 as compared to 17% in fiscal 1997. The percentage increase resulted primarily from the increased sales volume of lower-margin servers as compared with higher-margin legacy connectivity products and, to a lesser extent, increased sales of lower-margin camera bundles in the fourth fiscal quarter of 1998.

      In May 1997, White Pine renegotiated the terms of the license agreement to provide for a $1,000,000 prepayment of royalties in exchange for a decrease in the level of revenue-based royalties payable to the Cornell Research Foundation. The renegotiated terms were retroactive to January 1, 1997, and White Pine remained subject to minimum royalty payments. In the fourth fiscal quarter of 1998, White Pine acquired the Cornell Research Foundation's trademark and other intellectual property rights in CU-SeeMe, upon which White Pine's current versions of CU-SeeMe are based, and the related server technology, which underlies MeetingPoint. The purchase price for these rights consisted of (1) a note in the principal amount of $900,000, of which $300,000 is due on each of June 30, 2000, June 30, 2001 and June 30, 2002, and (2) warrants to purchase 150,000 shares of White Pine's common stock at a price of $1.00 per share. The warrants were issued in exchange for outstanding warrants issued previously to the Cornell Research Foundation; these prior warrants had an exchange price of $6.00 per share but otherwise had terms substantially identical to those of the new warrants. As a result of this acquisition, White Pine is no longer required to pay any royalties to the Cornell Research Foundation. See "Item 1. Description of Business--Proprietary Rights."

      White Pine intends to continue its strategy of improving the features and functionality of its products, particularly MeetingPoint and future products incorporating MeetingPoint technology, through the incorporation of third-party software. As a result, the cost of revenue as a percentage of total revenue may continue to fluctuate.

      SALES AND MARKETING

      Sales and marketing expense consists primarily of costs associated with sales and marketing personnel, sales commissions, trade shows, advertising and promotional materials. Sales and marketing expense decreased by 3% to $7,739,000 in fiscal 1998 from $7,939,000 in fiscal 1997, and increased as a percentage of total revenue to 99% in fiscal 1998 from 72% in fiscal 1997. The dollar decrease in sales and marketing expense in fiscal 1998 was primarily attributable to decreased advertising, offset in part by increases in sales headcount and travel expense.

      RESEARCH AND DEVELOPMENT

      Research and development expense consists primarily of costs of personnel and noncapitalized equipment. Research and development expense decreased by 12% to $5,042,000 in fiscal 1998 from $5,722,000 in fiscal 1997. Research and development expense represented 65% of total revenue for fiscal 1998 and 52% of total revenue for fiscal 1997. The dollar decrease in research and development expense was attributable primarily to reduced headcount and consulting support, as well as limited software supply spending. A company-wide restructuring in June 1997 reduced the number of research and development personnel, the cost benefits of which were fully realized in fiscal 1998. See "Restructuring Charge" below.

      GENERAL AND ADMINISTRATIVE

      General and administrative expense consists of costs of administrative, financial and general management activities, including legal, accounting and other professional fees. General and administrative expense decreased by 12% to $2,278,000 in fiscal 1998 from $2,586,000 in fiscal 1997. It represented 29% of total revenue in fiscal 1998 and 23% of total revenue in fiscal 1997. The dollar decrease in general and administrative expense was due primarily to reduced headcount, consolidation of operations conducted at White Pine's office in La Gaude, France, decreased legal fees, and a one-time $240,000 reversal of a portion of the reserve for the RSI Suits. See "Item 3. Legal Proceedings."

      RESTRUCTURING CHARGE

      In the second fiscal quarter of 1997, White Pine reorganized its operations and recorded a restructuring charge in the amount of $661,000 as a result of a change in senior management and a reduction in its workforce. This amount consisted primarily of severance payments, outplacement expenses, and related fees for 26 employees who were laid off at the quarter end. The reorganization reflected White Pine's decision to focus its resources on its Web-based conferencing and connectivity products, and to terminate support, development, and sales of certain older product lines.

      In the third fiscal quarter of 1998, White Pine reduced its total headcount by ten persons, of which seven were engaged in research and development, one in general and administration activities, and two in marketing. White Pine estimates that the reorganization will provide cost savings of approximately $1,000,000 annually. There was no restructuring charge recorded as a result of this transaction, and severance payments were charged to their respective operating expense line items. Severance payments outstanding at December 31, 1998 were immaterial.

      PROVISION FOR INCOME TAXES

      White Pine's provision for income taxes consists of federal alternative minimum taxes and state and foreign income taxes. White Pine recorded a tax provision of $5,000 for fiscal 1998 and $7,000 for fiscal 1997. At December 31, 1998, White Pine had cumulative federal net operating loss carryforwards of $22,000,000. See note 6 of notes to consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

      White Pine used cash of $8,283,000 in fiscal 1998, as compared with $8,594,000 cash used in fiscal 1997. Cash used in fiscal 1998 was comprised largely of the following:

      -     the net loss of $8,424,000;

      - cash payments of $770,000 in connection with the acquisition of assets from Labtam Communications (see "Item 1. Description of Business--Proprietary Rights");

      -     $340,000 in licensing renewal fees; and

      -     $191,000 in severance payments.

These cash outlays were offset in part by receivable collections of $284,000 and the benefit of prepaid expenses in the amount of $436,000.

      On December 20, 1996, White Pine entered into a commercial loan agreement with Fleet Bank-NH (the "Bank") providing for a $3,000,000 revolving line of credit and a separate term loan in the initial principal amount of $53,000. The revolving line of credit was subsequently extended through August 30, 1998. On October 27, 1998, the line of credit was renewed and reduced to $1,000,000. Borrowings under the line of credit and the term loan are secured by substantially all of White Pine's assets, including a $515,000 certificate of deposit and all of White Pine's computer software products. Amounts outstanding under the line of credit and the term loan bear interest at the Bank's prime rate plus 0.5% (8.25% at December 31, 1998). At December 31, 1998, no borrowings were outstanding under the revolving line of credit and a total of $17,000 was outstanding under the term loan.

      The commercial loan agreement requires that White Pine provide the Bank with certain periodic financial reports and comply with certain financial and other ratios, including maintenance of a minimum tangible net worth, and minimum cash levels. White Pine did not comply with the tangible net worth covenant as of December 31, 1998, but obtained from the bank a waiver of noncompliance as of that date.

      The line of credit agreement expires on June 30, 1999. White Pine currently does not expect to seek to extend or renew this agreement.

      At December 31, 1998, White Pine had cash and cash equivalents of $6,421,000 and working capital of $6,626,000. Although considered adequate in management's judgment, White Pine's current cash and cash equivalents, funds generated from operations (if any) and borrowings under its bank line of credit may not be sufficient to fund White Pine's projected operations and capital expenditures through fiscal 1999. White Pine expects that it will seek to raise funds, either through a private or public offering of debt or equity or as part of a strategic partnership, in fiscal 1999. There can be no assurance that any such financing will be available on acceptable terms or at all. If White Pine is unable to raise these funds, it may be unable to support its projected operations and may be required to defer for a period of time or indefinitely its research and development activities or its continued roll out of new products and product versions. In addition, White Pine may be required to effect more significant personnel reductions if it is unsuccessful in raising additional funds during fiscal 1999. See "Item 1A. Risk Factors--We must raise capital in fiscal 1999."

YEAR 2000 COMPLIANCE

      White Pine has formed a Year 2000 readiness team to evaluate all of its systems, including its information technology systems. White Pine's internal team is currently accumulating a list of all computer applications and infrastructure to determine Year 2000 compliance. White Pine has tested its two mission-critical software programs and has determined those systems to be Year 2000 compliant. These software programs run the companies accounting, manufacturing, support, customer service and sales systems. White Pine has received Year 2000 readiness statements from a majority of its vendors. These vendors will be required to address compliance issues and to ensure these issues are resolved in a timely manner. In the event that White Pine's vendors are not fully year 2000 compliant prior to December 31, 1999, White Pine could experience disruption and delays that could have a material adverse impact on operations. White Pine is developing contingency plans to help alleviate potential problems resulting from vendor Year 2000 readiness issues. These plans are scheduled to be completed by the end of 1999.

      In addition, White Pine has tested its multimedia conferencing and legacy connectivity products for Year 2000 compliance. It has determined that its conferencing products and most of its connectivity products are Year 2000 compliant. A few older connectivity products are not Year 2000 compliant. White Pine has no plans to update the code on these older connectivity products and will not market these products in 2000. White Pine has offered to sell the code for these older products to customers in the installed base, in order to allow the customers to choose to fix the code or to migrate to a new software package. The revenue amount related to selling these older non-compliant connectivity products is not material.

      To date, White Pine has not engaged any outside support to assist in the Year 2000 compliance process. Its out-of-pocket expenses for this process have totalled less than $25,000 and relate principally to the purchase of testing equipment and software. White Pine expects that it will continue to resolve any compliance issues utilizing internal resources and that future out-of-pocket expenses will not exceed an additional $25,000.

      See "Item 1A.  Risk Factors--Our systems may not be Year 2000 compliant."

INFLATION

      Although certain of White Pine's expenses increase with general inflation in the economy, inflation has not had a material impact on White Pine's financial condition or results of operations to date.

RECENT ACCOUNTING PRONOUNCEMENTS

      White Pine adopted Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS 131"), in fiscal 1998. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. White Pine's chief decision maker, as defined under SFAS 131, is Killko Caballero, White Pine's Chief Executive Officer and President. To date, White Pine has viewed its operations as principally one segment, software sales and associated services. As a result, the financial information disclosed in White Pine's consolidated financial statements materially represents all of the financial information related to White Pine's principal operating segment.

      Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"), requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is effective beginning in 2000. The adoption of SFAS 133 is not expected to have a material impact on the financial position or results of operations of White Pine.

      Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE, requires companies to capitalize qualifying computer software costs that are incurred during the application development stage and amortize them over the estimated useful life of the software. Statement of Position 98-1 is effective for White Pine as of January 1, 1999. The adoption of Statement of Position 98-1 is not expected to have a material impact on the financial position or results of operations of White Pine.

      Statement of Position 98-9, MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS, modifies certain provisions of Statement of Position 97-2. White Pine's accounting policy on software revenue recognition currently is in compliance with Statement of Position 97-2, as amended by Statement of Position 98-9, and adoption of this Statement of Position, as currently issued, is not expected to have a material impact on the financial position or results of operations of White Pine.


ITEM 7. FINANCIAL STATEMENTS

      The following statements are included after page of this Annual Report and form a part hereof:

                                                                                                            Page
                                                                                                            ----

Report of Independent Auditors............................................................................. F-1
Consolidated Balance Sheets as of December 31, 1998 and 1997............................................... F-2
Consolidated Statements of Operations for the years ended December 31, 1998 and 1997....................... F-4
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998 and 1997............. F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1998 and 1997....................... F-6
Notes to Consolidated Financial Statements................................................................. F-7



ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes or disagreements with accountants on accounting or financial disclosure matters during fiscal 1998 or fiscal 1997.

                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

      The directors and executive officers of White Pine, and their ages and positions as of March 19, 1999, are as follows:

Name                                         Age                                Position
----                                         ---                                ---------
Killko A. Caballero.......................   39   Chief Executive Officer, President and Director
Christine J. Cox..........................   40   Chief Financial Officer and Vice President of Finance
David O. Bundy............................   40   Chief Technical Officer
John E. Kelly.............................   45   Vice President of Worldwide Sales and Marketing
Arthur H. Bruno(1)........................   65   Director
Jonathan G. Morgan(1).....................   44   Director
Adam Stettner.............................   35   Director

-----------

(1)   Member of the Audit Committee and Compensation Committee.

      KILLKO A. CABALLERO was appointed as Chief Executive Officer in December 1998, and has been the President of White Pine since August 1997. He has served as a director since November 1995. Mr. Caballero served as interim President during June and July 1997, and as Senior Vice President of Research and Development and Chief Technology Officer from November 1995 until June 1997. Mr. Caballero was a co-founder of White Pine Software, Europe (formerly About Software), and served as President, Chief Executive Officer and Chairman of the Board of White Pine Software, Europe from July 1991 until November 1995.

      CHRISTINE J. COX was appointed as Chief Financial Officer in December 1998, and has been the Vice President of Finance of White Pine since August 1997, and Corporate Controller from October 1996 to August 1997. Ms. Cox served as Division Controller and Treasurer of Sequoia Systems, Inc., a fault-tolerant and business-critical microcomputer company, from May 1996 to October 1996, Operations Controller from June 1995 to May 1996, and held other financial management positions from August 1993 to June 1995.

      DAVID O. BUNDY has served as Chief Technology Officer since July 1998 and as Vice President of Engineering of White Pine from January 1994 to July 1998. Mr. Bundy was the Vice President and Principal Engineer of White Pine (then known as Visual International, Inc.) from August 1993 to December 1993 and of Visual T.I., Inc. from September 1991 until it merged into Visual International, Inc. in August 1993.

      JOHN E. KELLY has served as the Vice President of Worldwide Sales and Marketing since March 1999. Mr. Kelly founded Aura Networks, a developer of datacentric digital loop carrier products, in May 1997, and served as the President of Aura Networks from May 1997 until November 1998. From 1993 to April 1997, Mr. Kelly was Vice President of Marketing at Intraplex, Incorporated, a developer of digital network products for broadcast and wireless communications, which was acquired by Harris Corporation in November 1998.

      ARTHUR H. BRUNO has served as a director of White Pine since February 1994, and as Chairman of the Board since June 1997. Mr. Bruno has served as the Chairman of Castelle, Inc., a networking and telecommunications company, since October 1993, as Chief Executive Officer of Castelle, Inc., from October 1993 through April 1997 and from November 1997 to date and as President of Castelle, Inc. from October 1993 through April 1997. From 1991 to 1993, Mr. Bruno served as White Pine's Chairman and Chief Executive Officer.

      JONATHAN G. MORGAN has served as a director of White Pine since May 1996. Since June 1993, Mr. Morgan has been Managing Director/Group Head of Investment Banking-Technology of Prudential Securities Incorporated, an investment banking firm.

      ADAM STETTNER has served as a director of White Pine since March 1999. Mr. Stettner has been the managing director of the Special Situations Technology Fund since April 1997. He has also served as the President of Stettner Consultants, Inc., a computer consulting company, from 1989 to date. Special Situations Technology Fund and affiliated funds beneficially own 11.8% of White Pine's common stock. See "Item 11. Security Ownership of Certain Beneficial Owners and Management."

      Directors of White Pine are elected to serve until the next annual meeting of stockholders (or special meeting in lieu thereof) and until their successors are duly elected and qualified. Executive officers of White Pine are appointed by and serve at the discretion of the board of directors.

      The board of directors has a Compensation Committee, which provides recommendations concerning salaries and incentive compensation for directors, officers and employees of and consultants to White Pine, and an Audit Committee, which reviews the results and scope of the audit and other services provided by White Pine's independent auditors.

      White Pine does not pay fees to members of the board of directors and presently has no plans to pay directors' fees. White Pine grants stock options to members of White Pine's Board who are not employees of White Pine or any parent or subsidiary of White Pine ("Outside Directors") pursuant to the White Pine Software, Inc. 1997 Director Stock Option Plan (the "Director Plan"). The purpose of the Director Plan is to encourage ownership of capital stock of White Pine by Outside Directors in order to help White Pine attract and retain persons of exceptional competence to White Pine's Board and to furnish an added incentive for Outside Directors to increase their efforts on behalf of White Pine. Arthur H. Bruno, Jonathan G. Morgan and Adam Stettner are Outside Directors for purposes of the Director Plan.

      Under the terms of the Director Plan, White Pine grants automatic formula stock options to Outside Directors as follows:

      - upon the initial election of any Outside Director to the board of directors, such director is entitled to receive a stock option to purchase 15,000 shares of common stock (subject to adjustment as provided in the Director Plan); and

      - upon the re-election of any Outside Director to the board of directors, such director is entitled to receive a stock option to purchase 10,000 shares of common stock (subject to adjustment as provided in the Director Plan), provided that he or she has served as an Outside Director of White Pine for at least the three months immediately preceding that meeting.

The exercise price of the options granted under the Director Plan must equal the fair market value of the common stock on the grant date. Each option granted under the Director Plan is subject to vesting under the terms of such plan and expires upon the earlier of (a) the tenth anniversary of the grant date and (b) the first anniversary of the date on which the option holder ceased serving as an Outside Director of White Pine.

      Pursuant to the Director Plan, each of Messrs. Bruno and Morgan received an option to purchase 15,000 shares of common stock in September 1997 upon the adoption of the Director Plan by the stockholders of White Pine. Mr. Stettner received an option to purchase 15,000 shares of common stock in March 1999 upon his election to the board of directors.

      In addition, on December 16, 1998, the board of directors voted to grant to each of Messrs. Bruno and Morgan, as the only outside directors then serving, options to purchase 35,000 shares of common stock at the price of $1.875 per share, which represented the closing price of the common stock on such date. These options were issued under White Pine's 1996 Incentive and Nonqualified Stock Option Plan. They vest over a two-year period, except that vesting will accelerate in full in the event the Financial Accounting Standards Board adopts certain proposed changes to the method of accounting for options granted to outside directors. Based on publicly available reports, White Pine believes those changes may be adopted in or around September 1999.

SECTION 16(a) REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 requires White Pine's directors and officers, and persons who own more than ten percent of White Pine's common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of changes in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish White Pine with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by White Pine and on written representations from certain reporting persons that no Form 5s were required by White Pine for such persons, White Pine believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to fiscal 1998 were filed on a timely basis, except that Arthur Bruno filed in December 1998 a Form 4 required to have been filed on September 10, 1998.

ITEM 10.  EXECUTIVE COMPENSATION

      The following table sets forth certain information concerning the compensation earned by White Pine's chief executive officer and the other two executive officers whose compensation for services rendered in all capacities to White Pine exceeded $100,000 during fiscal 1998 (collectively, the "Named Executive Officers").

      All of the options described in the following table have a maximum term of seven to ten years, subject to earlier termination in the event of the optionee's cessation of service with White Pine. The options are exercisable during the optionee's lifetime only by the optionee; they are exercisable by the optionee only while the optionee is an employee or advisor of White Pine and for certain limited periods of time thereafter in the event of termination of employment.

                                            SUMMARY COMPENSATION TABLE

                                                                                  LONG-TERM
                                                                                 COMPENSATION
                                                                               ----------------
                                                              ANNUAL                AWARDS
                                                           COMPENSATION         ----------------
                                                     -------------------------     SECURITIES
                                                                                   UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION                    YEAR      SALARY($)     BONUS($)     OPTIONS(#)    COMPENSATION($)
--------------------------------               ----- ------------ ------------ ---------------- ------------------
Killko A. Caballero...........................  1998     $150,445           --        35,000           --
   Chief Executive Officer and President        1997      124,347      $20,000        50,000
                                                1996       90,420       15,000            --           --
David O. Bundy................................  1998      132,405           --        20,000          20,000
   Chief Technology Officer                     1997      119,909       15,000        60,000           --
                                                1996      110,000       15,000        10,000           --
Christine J. Cox..............................  1998      105,467           --        20,000           --
   Chief Financial Officer and                  1997       83,384       15,000        37,000           --
      Vice President of Finance                 1996       11,688        1,000         6,000           --


      The other compensation paid to Mr. Bundy in fiscal 1998 consisted of amounts paid in connection with Mr. Bundy's relocation, at the request of White Pine, to New Hampshire.

OPTION GRANTS AND EXERCISES

      The following table summarizes (a) option grants to the Named Executive Officers during fiscal 1998 and (b) the value of the options held by the Named Executive Officers at December 31, 1998. The amounts shown in the last two columns represent hypothetical gains that could be achieved for the respective options if exercised at the end of their option terms. These gains are based on assumed rates of stock appreciation of five percent and ten percent, compounded annually from the date the respective options were granted to the date of their expiration. The gains shown are net of the option price, but do not include deductions for taxes or other expenses that may be associated with the exercise. Actual gains, if any, on stock option exercises will depend on future performance of the common stock, the option holders' continued employment through the option term and the date on which the options are exercised.

                                         OPTION GRANTS IN LAST FISCAL YEAR

                                                     INDIVIDUAL GRANTS
                                 ----------------------------------------------------------  POTENTIAL REALIZABLE
                                                                                               VALUE AT ASSUMED
                                                 PERCENT OF                                      ANNUAL RATES
                                   NUMBER OF        TOTAL                                       OF STOCK PRICE
                                   SECURITIES      OPTIONS        EXERCISE OR                  APPRECIATION FOR
                                   UNDERLYING    GRANTED TO       BASE PRICE                      OPTION TERM
                                    OPTIONS     EMPLOYEES IN          PER        EXPIRATION -----------------------
NAME                               GRANTED      FISCAL YEAR      SHARE($/SH)       DATE         5%          10%
-------                          ------------ ---------------  --------------- ------------ ----------- -----------
Killko A. Caballero............       35,000        7%             $1.875        12/16/08        41,271     104,589
David O. Bundy.................       20,000        4%             $1.875        12/16/08        23,584      59,765
Christine J. Cox...............       20,000        4%             $1.875        12/16/08        23,584      59,765


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

      The following table sets forth information with respect to the exercise of stock options by the Named Executive Officers during the year ended December 31, 1998 and unexercised options held by the Named Executive Officers on December 31, 1998. The closing sale price for White Pine's common stock as reported on the Nasdaq National Market on December 31, 1998 was $2.375. For purposes of the last column in the table, value is calculated on the basis of the difference between the option exercise price and $2.375, multiplied by the number of shares of common stock underlying the options.

                                SHARES                            NUMBER OF               VALUE OF UNEXERCISED
                               ACQUIRED                      UNEXERCISED OPTIONS        IN-THE-MONEY OPTIONS AT
                                  ON          VALUE         AT FISCAL YEAR END(#)          FISCAL YEAR END($)
NAME                           EXERCISE(#)    REALIZED($)  EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
-------                      ------------ ------------- ----------------------------- ----------------------------
Killko A. Caballero.........     --            --             12,500/72,500                     --/$17,500
David O. Bundy..............     --            --             60,485/59,515                $58,125/$10,000
Christine J. Cox............     --            --             11,375/42,625                     --/$10,000


EMPLOYMENT AND SEPARATION AGREEMENTS

      White Pine entered into a Nondisclosure and Noncompetition Agreement with David O. Bundy dated February 15, 1996. Pursuant to the agreement, Mr. Bundy agreed that while employed by White Pine and for a period of 19 months following the termination of his employment with White Pine for any reason, he will not, directly or indirectly, compete with White Pine or solicit any of White Pine's employees, contractors, suppliers, existing customers or prospective customers on behalf of himself or any other entity that engages in the sale, distribution or development of or research concerning computer software and technology in breach of the agreement. Either party may terminate the agreement by giving the other party thirty days' prior written notice. If Mr. Bundy's employment is terminated without cause during the term of the agreement, he will be entitled to his base salary for six months or until he becomes employed elsewhere, whichever occurs first; provided, however, that if his new salary is lower than his base salary at White Pine, White Pine will pay the difference for the balance of this six-month period. Pursuant to the agreement, Mr. Bundy was granted a stock option on February 29, 1996 to purchase 5,000 shares of common stock at an exercise price of $2.50 per share.

      On March 16, 1998, Robert Hadden resigned as Vice President of Sales of White Pine. In connection with the resignation, White Pine entered into a separation agreement with Mr. Hadden, effective as of March 16, 1998. Pursuant to the terms of the agreement, Mr. Hadden received payments for a period of six months beginning March 17, 1998 and ending on September 16, 1998. The payments were made at an annualized rate of $100,000.

      White Pine and Christine J. Cox entered into a letter agreement dated August 5, 1997 with respect to Ms. Cox's employment as Vice President of Finance. The letter agreement establishes a base salary of $100,000 per year and provides for a maximum annual incentive bonus of $15,000, based upon achievement of specific milestones to be established by White Pine. If Ms. Cox's employment is terminated without cause during the term of the agreement, she will be entitled to her base salary for six months. The letter agreement does not provide for any minimum period of employment, and therefore Ms. Cox continues to be an at-will employee of White Pine.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information with respect to the beneficial ownership of common stock as of March 19, 1999, by (a) each person (or group of affiliated persons) known by White Pine to own beneficially more than five percent of the outstanding shares of common stock, (b) each of the directors of White Pine, (c) each of the Named Executive Officers and (d) all directors and executive officers of White Pine as a group. Unless otherwise noted:

      - The address of all persons who are executive officers or directors of White Pine is in care of White Pine, 542 Amherst Street, Nashua, New Hampshire 03063.

      - Each person or group identified in the table possesses sole voting and investment power with respect to such shares, subject to community property laws, where applicable. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or group to acquire them within 60 days of March 19, 1999 are treated as outstanding only for purposes of determining the amount and percentages beneficially owned by such person or group.

                                                                                          SHARES        PERCENT
                                                                                       BENEFICIALLY   BENEFICIALLY
NAME AND ADDRESS                                                                          OWNED          OWNED
---------------------                                                                  ------------  -------------
Austin W. Marxe and David Greenhouse.................................................     1,237,500         11.8%
153 East 53 Street, 51st Floor
New York, New York 10022
Adam Stettner........................................................................     1,237,500         11.8
153 East 53 Street, 51st Floor
New York, New York 10022
Labtam Communications Pty. Ltd
Dawson N. Johns and Anthony J. Oxley.................................................       675,000          6.5
33 Malcolm
Braeside, Victoria, Australia
Hambrecht & Quist Group..............................................................       868,028          8.3
One Bush Street
San Francisco, California 94104
Consortium de Realisation............................................................       820,330          7.8
27-29 rue Le Peletier
75009 Paris, France
Charles Lingel.......................................................................       562,340          5.4
c/o Infoconix Inc.
704 228th Avenue, N.E., #414
Redmond, Washington 98053
Killko A.
Caballero............................................................................       415,824          4.0
Arthur H. Bruno......................................................................       150,124          1.4
David O. Bundy.......................................................................        68,505           *
Jonathan G. Morgan...................................................................        19,445           *
Christine J. Cox.....................................................................        16,695           *
All directors and executive officers as a group (6 persons)..........................     1,908,093         17.8

-----------------------
*     Represents less than 1% of the outstanding shares of common stock.

      The information reported regarding Messrs. Marxe and Greenhouse is based on Amendment No. 2 to Schedule 13D, filed with the Securities and Exchange Commission on February 11, 1999 by Special Situations Fund III, L.P., MGP Advisers Limited Partnership, Special Situations Technology Fund, L.P., SST Advisers, L.L.C., Special Situations Cayman Fund, L.P., AWM Investment Company, Inc., Austin W. Marxe and David Greenhouse. Of the 1,237,500 shares, (a) 824,200 shares are beneficially owned by Special Situations Fund III, L.P. and MGP Advisers Limited Partnership (the general partner of and investment advisor to Special Situations Fund III, L.P.), (b) 143,600 shares are beneficially owned by Special Situations Technology Fund, L.P. and SST Advisers, L.L.C. (the general partner of and investment advisor to Special Situations Technology Fund, L.P.), and (c) 269,700 shares are beneficially owned by Special Situations Cayman Fund, L.P. and AWM Investment Company Inc. (the general partner of and investment advisor to Special Situations Cayman Fund, L.P.). Messrs. Marxe and Greenhouse, who serve as officers, directors and members or principal shareholders of the three investment advisers, claim sole voting and dispositive powers for all of the 1,237,500 shares.

      The 1,237,500 shares deemed to be beneficially owned by Mr. Stettner consist solely of the shares described in the preceding paragraph. Mr. Stettner is an employee of an entity controlled by Messrs. Marxe and Greenhouse. Mr. Stettner disclaims ownership of all of these shares, other than the 143,600 shares owned by Special Situations Technology Fund, L.P., of which he is the managing director.

      The information reported regarding Labtam Communications, Dawson N. Johns and Anthony J. Oxley relates to shares issued to Labtam Communications in exchange for certain assets sold to White Pine. See "Item 1.
Business--Proprietary Rights--Acquisition of Technology from Labtam Communications." Labtam Communications is controlled by Messrs. Johns and Oxley. The information excludes an additional 225,000 shares subject to certain escrow arrangements, which will not terminate until July 1999.

      The information reported regarding the Hambrecht & Quist Group is based on Amendment No. 2 to Schedule 13G filed with the Securities and Exchange Commission on February 12, 1999 by H&Q London Ventures, Venture Associates
(BVI) Limited, Hamquist, Hambrecht & Quist Venture Partners, H&Q Venture Partners LLC, Hambrecht & Quist California and Hambrecht & Quist Group. Of the 868,028 shares, (a) 623,167 shares are directly owned by H&Q London Ventures, (b) 243,861 shares are directly owned by Hambrecht & Quist Venture Partners and (c) 1,000 shares are directly owned by Hambrecht & Quist Group. All of the reporting parties claim shared voting and dispositive powers for all of the 868,028 shares.

      The information reported regarding the Consortium de Realisation is based on a Schedule 13G filed with the Securities and Exchange Commission on October 2, 1997 by Consortium de Realisation, CDR Enterprises and Land Free Investment. All of the 820,330 shares are directly owned by Land Free Investment, which is a direct subsidiary of CDR Enterprises and an indirect subsidiary of Consortium de Realisation. All of the reporting parties claim shared voting and dispositive powers for all of the 820,330 shares.

      The information reported regarding Mr. Lingel is based on Amendment No. 1 to Schedule 13G filed with the Securities and Exchange Commission on February 11, 1998 by Charles Lingel.

      The information reported regarding the directors and executive officers includes options, exercisable by the following, within 60 days of March 19, 1999, to purchase the indicated numbers of shares of common stock:

        Killko A. Caballero..................................   12,500
        Arthur H. Bruno......................................  100,000
        David O. Bundy.......................................   67,500
        Jonathan G. Morgan...................................   19,445
        Christine J. Cox.....................................   15,000

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      For a description of certain employment and other arrangements between White Pine and its executive officers, see "Management--Employment and Separation Agreements."


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

         EXHIBIT NO.                DESCRIPTION

          3.1(1)    Amended and Restated Certificate of Incorporation of White
                    Pine Software, Inc.

          3.2(1)    Amended and Restated By-Laws of White Pine Software, Inc.

          4.1(1) Specimen certificate for common stock, $.01 par value, of White Pine Software, Inc.

          10.1(1)   Standard Office Lease-Gross (American Industrial Real Estate
                    Association) dated October 24, 1996 by and between PBP
                    Limited Partnership, as lessor and White Pine Software,
                    Inc., as lessee.

          10.2(1)   Indenture of Lease dated May 15, 1996 by Nash-Tamposi
                    Limited Partnership, Five N Associates, Ballinger
                    Properties, L.L.C. and White Pine Software, Inc.

          10.3(1) White Pine Software, Inc. Stock Option Plan (1993), as amended

          10.4(1)   White Pine Software, Inc. Stock Option Plan (1994)

          10.5(1) White Pine Software, Inc. Stock Option Plan (1995), as amended

          10.6(1)   White Pine Software, Inc. Stock Option Plan (1996)

          10.7(1)   White Pine Software, Inc. 1996 Incentive and Nonqualified
                    Stock Option Plan

          10.8      White Pine Software, Inc. 1996 Amended and Restated Employee
                    Stock Purchase Plan

          10.9(3)   White Pine Software, Inc. 1997 Director Stock Option Plan

          10.10(3)  Severance Agreement dated June 4, 1997 between White Pine
                    Software, Inc. and Howard R. Berke

          10.11(1)  Nondisclosure and Noncompetition Agreement dated February
                    15, 1996 with David O. Bundy

          10.12(3)  Severance Agreement dated March 16, 1998 between White Pine
                    Software, Inc. and Robert Hadden

          10.13     Letter agreement dated August 5, 1997 between White Pine
                    Software, Inc. and Christine J. Cox

          10.14(1)  Commercial Loan Agreement dated December 30, 1994 between
                    Fleet Bank-NH and White Pine Software, Inc., as amended

          10.15(1)  Collateral Assignment and Security Agreement dated December
                    30, 1994 between Fleet Bank-NH and White Pine Software,
                    Inc., as amended

          10.16(1)  Commercial Promissory Note of White Pine Software, Inc.
                    dated August 25, 1995, issued to Fleet Bank-NH

          10.17(2)  Revolving Line of Credit Promissory Note

          10.18(1) Stock Purchase Agreement dated March 19, 1996 among certain investors and White Pine Software, Inc., as amended

          10.19(1)  Stock Purchase Agreement dated April 17, 1996 between J.F.
                    Shea, Co., Inc. and White Pine Software, Inc., as amended

          10.20(1)  Amended and Restated Registration Rights Agreement dated
                    March 19, 1996 among certain stockholders of White Pine
                    Software, Inc. and White Pine Software, Inc., as amended


          10.21(1) Acquisition Agreement dated October 10, 1995 among former stockholders of About Software Corporation S.A. and White
                    Pine Software, Inc.

          10.22(4) Sale of Assets Agreement dated as of July 6, 1998 by and among White Pine Software, Inc., Labtam Communications Pty.
                    Ltd., Creative Software Technologies Pty. Ltd., Dawson Noy
                    Johns and Anthony James Oxley

          10.23     Technology Transfer Agreement dated as of November 11,
                    1998 between White Pine Software, Inc. and Cornell Research
                    Foundation, Inc.

          11.1      Statement re computation of per share earnings

          21.1(3)   List of subsidiaries of White Pine Software, Inc.

          23.1      Consent of Ernst & Young LLP

          27.1      Financial Data Schedule for fiscal year ended December 31,
                    1998

--------------------
(1) Incorporated by reference to White Pine's Registration Statement on Form SB-2 (File No. 333-09525) in the form in which it was declared effective by the Securities and Exchange Commission.

(2) Incorporated by reference to White Pine's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

(3) Incorporated by reference to White Pine's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

(4) Incorporated by reference to White Pine's Current Report on Form 8-K filed on July 23, 1998.

      (b)   Reports on Form 8-K

      None.

                           SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 31, 1998.

                               WHITE PINE SOFTWARE, INC.


                             By:  /s/ Killko A. Caballero
                                  ---------------------------------------------
                                  Killko A. Caballero
                                  CHIEF EXECUTIVE OFFICER AND PRESIDENT


                             By:  /s/ Christine J. Cox
                                  ---------------------------------------------
                                  Christine J. Cox
                                  CHIEF FINANCIAL OFFICER AND VICE PRESIDENT OF FINANCE


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

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, as of March 31, 1999.

                      SIGNATURE                               TITLE
                     -----------                              -----


            /s/ Killko A. Caballero
----------------------------------------------------   Chief Executive Officer, President and Director
                Killko A. Caballero                    (PRINCIPAL EXECUTIVE OFFICER)


              /s/ Christine J. Cox
----------------------------------------------------   Chief Financial Officer and Vice President of Finance
                  Christine J. Cox                     (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)


              /s/ Arthur H. Bruno
----------------------------------------------------   Chairman of the Board and Director
                  Arthur H. Bruno


              /s/ Jonathan G. Morgan
----------------------------------------------------   Director
                 Jonathan G. Morgan


               /s/ Adam Stettner
----------------------------------------------------   Director
                   Adam Stettner



                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
White Pine Software, Inc.

         We have audited the accompanying consolidated balance sheets of White Pine Software, Inc. and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of White Pine Software, Inc. and subsidiary at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

                                                               ERNST & YOUNG LLP

Manchester, New Hampshire
March 30, 1999

                    WHITE PINE SOFTWARE, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                              DECEMBER 31,
                                                                                      ---------------------------
                                                                                          1998           1997
                                                                                      ------------   ------------
ASSETS
Current assets:
     Cash and cash equivalents.....................................................     $6,420,686    $14,703,644
     Accounts receivable, less allowance of $146,000 at
        December 31, 1998 and $124,000 at December 31, 1997........................      2,122,275      2,403,194
     Inventories...................................................................         64,916         98,455
     Prepaid expenses..............................................................        328,562      1,263,223
     Other current assets..........................................................        108,871        114,943
                                                                                      ------------   ------------
         Total current assets......................................................      9,045,310     18,583,459
                                                                                      ------------   ------------
Property and equipment:
     Computer equipment............................................................      1,227,647      2,282,583
     Furniture and fixtures........................................................        245,823        546,726
     Software......................................................................        536,285        623,641
     Equipment.....................................................................         88,733        185,185
     Leasehold improvements........................................................        240,552        201,251
                                                                                      ------------   ------------
                                                                                         2,339,040      3,839,386
     Accumulated depreciation and amortization.....................................       (985,405)    (2,325,827)
                                                                                      ------------   ------------
         Property and equipment, net...............................................      1,353,635      1,513,559
                                                                                      ------------   ------------
Other assets:
     Third party licenses, less accumulated amortization of $460,000
        at December 31, 1998 and $1,140,000 at December 31, 1997...................        933,914        669,044
     Purchased software, less accumulated amortization
        of $0 at December 31, 1998.................................................      3,141,521            --
     Trademark, less amortization of $13,000 at December 31, 1998..................        951,104            --
     Goodwill, less accumulated amortization of $756,000 at
        December 31, 1998 and $517,000 at December 31, 1997........................        437,463        676,078
     Other assets..................................................................        132,823        168,000
                                                                                      ------------   ------------
         Total other assets........................................................      5,596,825      1,513,122
                                                                                      ------------   ------------
Total assets.......................................................................    $15,995,770    $21,610,140
                                                                                      ------------   ------------
                                                                                      ------------   ------------

                                   (CONTINUED)

                    WHITE PINE SOFTWARE, INC. AND SUBSIDIARY


                                                                                              DECEMBER 31,
                                                                                      ---------------------------
                                                                                          1998           1997
                                                                                      ------------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable..............................................................       $491,626      $ 573,704
     Accrued expenses and other accrued liabilities................................      1,555,055      1,976,538
     Deferred revenue..............................................................        345,945        246,440
     Current portion of long-term debt.............................................         26,521         55,010
                                                                                      ------------   ------------
         Total current liabilities.................................................      2,419,147      2,851,692

Long-term debt, less current portion...............................................          7,067         32,588

Other long-term liabilities........................................................      1,154,808            --

Stockholders' equity:
     Preferred stock (undesignated), $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 31, 1998
        or December 31, 1997.......................................................             --             --
     Common stock, $.01 par value; 30,000,000 shares authorized;
        10,460,227 shares issued and outstanding at December 31, 1998
        and 9,305,714 shares issued and outstanding at December 31, 1997...........        104,602         93,057
     Additional paid-in capital....................................................     41,137,186     38,984,024
     Accumulated deficit...........................................................    (28,861,083)   (20,437,194)
     Accumulated other comprehensive income/
        currency translation adjustments...........................................         34,043         85,973
                                                                                      ------------   ------------
         Total stockholders' equity................................................     12,414,748     18,725,860
                                                                                      ------------   ------------
Total liabilities and stockholders' equity.........................................    $15,995,770    $21,610,140
                                                                                      ------------   ------------
                                                                                      ------------   ------------



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    WHITE PINE SOFTWARE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 Year Ended December 31,
                                            ------------------------------
                                                 1998              1997
                                            ------------      ------------
Revenue:
   Software license fees ..............     $  6,948,222      $  9,797,290
   Services and other .................          844,936         1,254,487
                                            ------------      ------------
    Total revenue .....................        7,793,158        11,051,777
                                            ------------      ------------
Cost of revenue .......................        1,645,249         1,889,893
                                            ------------      ------------
Gross profit ..........................        6,147,909         9,161,884

Operating expenses:
   Sales and marketing ................        7,739,075         7,939,254
   Research and development ...........        5,041,872         5,721,856
   General and administrative .........        2,277,849         2,585,709
   Restructuring ......................             --             660,871
                                            ------------      ------------
    Total operating expenses ..........       15,058,796        16,907,690
                                            ------------      ------------
Loss from operations ..................       (8,910,887)       (7,745,806)

Other income (expense):
   Interest income ....................          577,393         1,036,723
   Other, net .........................          (85,089)         (109,792)
                                            ------------      ------------
    Other income, net .................          492,304           926,931
                                            ------------      ------------
Loss before provision for income taxes        (8,418,583)       (6,818,875)
Provision for income taxes ............            5,306             6,761
                                            ------------      ------------
Net loss ..............................     $ (8,423,889)     $ (6,825,636)
                                            ------------      ------------
                                            ------------      ------------
Net loss per share:     Basic..........     $      (0.86)     $      (0.75)
                                            ------------      ------------
                                            ------------      ------------
                        Diluted .......     $      (0.86)     $      (0.75)
                                            ------------      ------------
                                            ------------      ------------
Weighted average number of common and
   common equivalent shares outstanding        9,798,307         9,147,661
                                            ------------      ------------
                                            ------------      ------------



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    WHITE PINE SOFTWARE, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                            ACCUMULATED
                                                                                               OTHER
                                                                                            COMPREHENSIVE
                                                                                              INCOME/
                                         COMMON STOCK           ADDITIONAL                   CURRENCY          TOTAL
                                   -----------------------       PAID-IN       ACCUMULATED  TRANSLATION    STOCKHOLDERS'
                                     SHARES      PAR VALUE       CAPITAL        DEFICIT     ADJUSTMENTS       EQUITY
                                   ---------   ------------   ------------   -------------  ------------   ------------

BALANCES AT DECEMBER 31, 1996...   9,030,730   $     90,307   $ 38,669,653   $(13,611,558)   $    87,942   $ 25,236,344
Net loss........................                                               (6,825,636)                   (6,825,636)
Common stock issued
  upon exercise of stock options     249,086          2,491        239,989                                      242,480
Common stock issued
  as payment for license fees...      11,111            111         41,555                                       41,666
Common stock issued
  under Employee Stock Purchase
  Plan.........................       14,787            148         32,827                                       32,975
Foreign currency trans-
   lation adjustment...........                                                                   (1,969)        (1,969)
                                  ----------      ---------   ------------   ------------       --------    -----------
BALANCES AT DECEMBER 31, 1997..    9,305,714         93,057     38,984,024    (20,437,194)        85,973     18,725,860
Net loss.......................                                                (8,423,889)                   (8,423,889)
Common stock issued
  upon exercise of stock
  options......................      198,111          1,981        199,036             --             --        201,017
Common stock issued
  under Employee Stock
  Purchase Plan................       56,402            564         70,456             --             --         71,020
Common stock issued
  upon purchase of intangible
  assets.......................      900,000          9,000      1,819,170             --             --      1,828,170
Warrants.......................                                     64,500                                       64,500
Foreign currency trans-
   lation adjustment...........                                                                  (51,930)       (51,930)
                                  ----------      ---------   ------------   ------------       --------    -----------
Balances at December 31, 1998..   10,460,227       $104,602    $41,137,186   $(28,861,083)       $34,043    $12,414,748
                                  ----------      ---------   ------------   ------------       --------    -----------
                                  ----------      ---------   ------------   ------------       --------    -----------



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    WHITE PINE SOFTWARE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 YEAR ENDED DECEMBER 31,
                                                                               ---------------------------
                                                                                    1998           1997
                                                                               -------------  ------------
OPERATING ACTIVITIES
Net loss ..................................................................    $(8,423,889)   $ (6,825,636)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ........................................        522,766         458,694
     Amortization of goodwill and third-party licenses ....................        533,043         655,965
     Loss on disposal of fixed assets .....................................         30,000              --
     Common stock issued as payment for license fees ......................             --          41,666
     Changes in operating assets and liabilities:
        Accounts receivable ...............................................        283,866         117,272
        Inventories .......................................................         33,430          11,132
        Prepaid expenses ..................................................        435,859        (842,139)
        Other assets ......................................................         43,821          35,441
        Accounts payable ..................................................       (180,912)        225,443
        Accrued expenses and other accrued liabilities ....................       (616,318)       (507,367)
        Deferred revenue ..................................................         96,929        (567,079)
                                                                               -------------  ------------
         Net cash used in operating activities ............................     (7,241,405)     (7,196,608)
                                                                               -------------  ------------
INVESTING ACTIVITIES
Purchase of property and equipment, net ...................................       (371,310)       (931,977)
Purchase of third party licenses, net .....................................       (163,846)       (383,841)
Purchase of purchased software ............................................       (685,351)           --
                                                                               -------------  ------------
         Net cash used in investing activities ............................     (1,220,507)     (1,315,818)
                                                                               -------------  ------------
FINANCING ACTIVITIES
Principal payments on long-term debt and third-party licenses .............        (55,830)       (327,809)
Proceeds from common stock issued upon exercise of stock options ..........        201,017         242,480
Proceeds from common stock issued under employee stock purchase plan ......         71,020          32,975
                                                                               -------------  ------------
         Net cash provided by (used in) financing activities ..............        216,207         (52,354)
                                                                               -------------  ------------
Currency translation effect on cash and cash equivalents ..................        (37,253)        (29,850)
                                                                               -------------  ------------
Net decrease in cash and cash equivalents .................................     (8,282,958)     (8,594,630)

Cash and cash equivalents at beginning of period ..........................     14,703,644      23,298,274
                                                                               -------------  ------------
Cash and cash equivalents at end of period ................................    $ 6,420,686    $ 14,703,644
                                                                               -------------  ------------
                                                                               -------------  ------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    WHITE PINE SOFTWARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

1.       ACCOUNTING POLICIES

BASIS OF PRESENTATION

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During 1997 and 1998, the Company experienced significant operating losses and negative cash flows from operations. In presenting the Company's financial statements on a going concern basis, management has considered the Company's historical financial results, current cash position, and a number of other factors affecting the Company's future operating results and cash flows, including internal revenue and expense projections and anticipated industry trends. Management expects to seek to raise capital in fiscal 1999, and remains committed to taking all appropriate and necessary actions to effect timely cost reductions and cash preservation in the event management's revenue and cash flow expectations are not substantially met during fiscal 1999. No assurance can be given that financing can be obtained on acceptable terms or at all. Management believes that, based on its plans, the Company will have sufficient cash to support operations during fiscal 1999.

DESCRIPTION OF BUSINESS

      The Company develops, markets and supports multiplatform desktop multimedia software that facilitates worldwide video and audio communication and data collaboration across the Internet, intranets and other networks using the Internet protocol. The Company's desktop multimedia conferencing software products, CU-SeeMe and MeetingPoint, create a client-server solution that allows users to participate in real-time, multipoint multimedia conferences over the Internet and intranets. Further building upon the core CU-SeeMe and MeetingPoint technologies, the Company developed ClassPoint, an integrated vertical solution for distance learning and distance training, that began shipping commercially in April 1998. The Company also offers desktop X Windows and terminal emulation software. The Company's customers include businesses, educational institutions, government organizations and individual consumers.

      The Company markets and sells its products in the United States, Canada, Europe and the Pacific Rim through distributors, a combination of strategic partners and original equipment manufacturers, and its direct sales organization, as well as over the Internet.

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

CASH AND CASH EQUIVALENTS

      Cash and cash equivalents consist of cash on hand and investments in high grade commercial paper having maturities of three months or less when purchased. Commercial paper qualifying as cash equivalents totaled $5,432,000 and $13,440,000 at December 31, 1998 and 1997, respectively. These investments have been categorized as held to maturity under the provisions of Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Accordingly, the balances are stated at amortized cost, which approximates fair value, because of the short maturity of these instruments.

INTANGIBLE ASSETS

      Intangible assets are amortized on a straight line basis over three to five years, except that trademark is amortized over twelve years.

CONCENTRATION OF CREDIT RISK

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. Cash and cash equivalents include cash on deposit in checking accounts, commercial paper and certificates of deposit. These cash and cash equivalents are maintained with high credit-quality financial institutions.

      The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company maintains reserves for potential credit losses; historically, such losses have not been material and have been within management's expectations. At December 31, 1998, two customers accounted for approximately 59% of accounts receivable.

FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts reported in the balance sheet for the Company's cash and cash equivalents and borrowings approximates fair value.

INVENTORIES

      Inventories are stated at the lower of cost (first-in, first-out method) or market.

PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost and are being depreciated using the straight-line and accelerated methods over the estimated useful lives of two to seven years. Leasehold improvements are stated at cost and are being amortized over the lesser of the term of the lease or the estimated useful life of the asset. A total of $1,767,000 of property and equipment was fully depreciated and retired during 1998.

      Included in the Company's balance sheets at December 31, 1998 and 1997 are the assets of the Company's foreign subsidiary, White Pine Software, Europe, of which $254,000 and $506,000, respectively, of tangible assets were located in France.

THIRD-PARTY LICENSES

      The costs of agreements entered into with third parties for the right to use the third parties' technology in the Company's products are amortized on a straight-line basis over the lives of the agreements or the expected life of the technology, whichever is less.

INCOME TAXES

      Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. These amounts are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

REVENUE RECOGNITION

      The Company's revenue is derived from software license fees and fees for services related to its software products, primarily software maintenance fees. The Company recognizes revenue in accordance with the provisions of Statement of Position No. 97-2, SOFTWARE REVENUE RECOGNITION, of the American Institute of Certified Public Accountants ("AICPA").

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

CAPITALIZED SOFTWARE

      Software development costs meeting recoverability tests are capitalized under Statement of Financial Accounting Standards No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. The cost of software capitalized is amortized based on its estimated economic life. During the years ended December 31, 1998 and 1997, the Company capitalized $3,142,000 and $0, respectively, of software costs. During these years, the Company did not amortize any purchased software, as the first commercial shipment is not expected until the second quarter of fiscal 1999. (See "Acquisition from Labtam Communications Pty. Ltd." in Note 2.)

FOREIGN CURRENCY TRANSLATION

      The financial statements of the Company's foreign subsidiary have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, FOREIGN CURRENCY TRANSLATION. All balance sheet amounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using average exchange rates. The gains and losses resulting from the changes in exchange rates from the date of acquisition of White Pine Software, Europe to December 31, 1998, have been reported separately as a component of stockholders' equity. The aggregate transaction gains and losses are insignificant for all periods presented.

ADVERTISING COSTS

      All costs related to advertising the Company's products are expensed in the period incurred. Amounts charged to expense were $655,000 and $907,000 during the years ended December 31, 1998 and 1997, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

      The Company adopted Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS 131"), in fiscal 1998. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company's chief decision maker, as defined under SFAS 131, is its Chief Executive Officer and President. To date, the Company has viewed its operations as principally one segment, software sales and associated services. As a result, the financial information disclosed herein materially represents all of the financial information related to the Company's principal operating segment.

      Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"), requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is effective beginning in 2000. The adoption of SFAS 133 is not expected to have a material impact on the financial position or results of operations of the Company.

      Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE, requires companies to capitalize qualifying computer software costs that are incurred during the application development stage and amortize them over the software's estimated useful life. Statement of Position 98-1 is effective for the Company as of January 1, 1999. The adoption of Statement of Position 98-1 is not expected to have a material impact on the financial position or results of operations of the Company.

      Statement of Position 98-9, MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS, modifies certain provisions of Statement of Position 97-2. The Company's accounting policy on software revenue recognition is currently in compliance with Statement of Position 97-2, as amended by Statement of Position 98-9, and adoption of this Statement of Position, as currently issued, is not expected to have a material impact on the financial position or results of operations of the Company.

2.    TECHNOLOGY ACQUISITIONS

ACQUISITION FROM LABTAM COMMUNICATIONS PTY. LTD.

      On July 8, 1998, the Company purchased certain assets, including intellectual property, comprising certain T.120 whiteboarding and data collaboration technology from Labtam Communications Pty. Ltd. The purchase price for these assets consisted of 900,000 shares of the Company's Common Stock and cash payments of U.S $628,000 in July 1998 and A$201,606 (or U.S.$133,000) in January 1999. The Company recorded capitalized software of $2,641,000 in connection with the acquisition, consisting of (i) $1,828,000 attributable to the Common Stock issued in the acquisition, based upon the Common Stock's closing price of $2.03 on July 8, 1998, (ii) the two cash payments totalling $761,000 and (iii) $52,000 of accounting, legal and other fees incurred in connection with the acquisition.

ACQUISITION FROM CORNELL RESEARCH FOUNDATION, INC.

      In the fourth fiscal quarter of 1998, White Pine obtained certain trademark and intellectual property rights to CU-SeeMe and the underlying MeetingPoint technology from Cornell Research Foundation, Inc. The purchase price for these rights consisted of (i) a note in the principal amount of $900,000, of which $300,000 is due on each of June 30, 2000, June 30, 2001 and
June 30, 2002, and (ii) warrants to purchase 150,000 shares of the Company's Common Stock at a price of $1.00 per share. The Company recorded as trademark a total of $964,500 in connection with the acquisition, consisting of the $900,000 principal amount of the long-term note and $64,500 attributable to the warrants, which were valued in accordance with SFAS 123. The warrants were issued in exchange for outstanding warrants issued previously to Cornell Research Foundation, Inc.; these prior warrants had an exchange price of $6.00 per share but otherwise had terms substantially identical to those of the new warrants.

      The acquired trademark rights were capitalized and are being amortized over their estimated economic life of twelve years.

      As a result of the acquisition, the Company recorded as capitalized software a total of $500,000 previously recorded as prepaid royalties.

3.    RESTRUCTURING

      In the fiscal quarter ended July 4, 1997, the Company reorganized its operations and recorded a restructuring charge in the amount of $661,000 as a result of a change in senior management and a reduction in its workforce. This amount consisted primarily of severance payments, outplacement expenses, and related fees for 26 employees who were laid off at the quarter end. The reorganization reflected the Company's decision to focus its resources on its Web-based conferencing and connectivity products, and to terminate support, development and sales of certain older product lines.

4.    INDEBTEDNESS

LINE OF CREDIT

      The Company has a line of credit with a financial institution providing for maximum available borrowings of $1,000,000. Interest on the line is payable monthly at the bank's prime rate plus 0.5% (8.25% at December 31, 1998). Borrowings under the line are due on demand and are secured by substantially all assets of the Company, including a $515,000 certificate of deposit. At December 31, 1998, there were no amounts outstanding under the line of credit.

      The line of credit agreement contains two restrictive covenants, which require maintenance of a minimum tangible net worth and a minimum cash level. The Company did not comply with the tangible net worth covenant as of December 31, 1998, but obtained from the bank a waiver of noncompliance as of that date.

      The line of credit agreement expires on June 30, 1999. The Company does not currently expect to seek to renew or extend this agreement.

LONG-TERM DEBT

                                                                                       DECEMBER 31,
                                                                                    -------------------
                                                                                     1998         1997
                                                                                    -------     -------
Secured, non-interest bearing, term loan from a foreign,
    governmental agency due in annual installments of $44,408,
    with the final installment due in September 1999..............................  $16,000     $59,000
Note payable, due in monthly installments of $883 plus interest
    at 9.5%, with the remaining balance due in August 2000........................   17,000      28,000
                                                                                    -------     -------
                                                                                     33,000      87,000
Less current portion..............................................................   26,000      55,000
                                                                                    -------     -------
                                                                                     $7,000     $32,000
                                                                                    -------     -------
                                                                                    -------     -------

      Aggregate maturities of long-term debt are as follows: 1999--$26,000 and 2000--$7,000.

      Total interest expense for the years ended December 31, 1998 and 1997 was $4,000 and $59,000, respectively, and is included in other expense.

5.    ACCRUED EXPENSES AND OTHER ACCRUED LIABILITIES

      Accrued expenses and other accrued liabilities consist of the following:


                                                                                       DECEMBER 31,
                                                                                 --------------------------
                                                                                     1998            1997
                                                                                 ----------      ----------
   Accrued compensation and related benefits...................................  $  647,000      $  782,000
   Pending litigation..........................................................      51,000         291,000
   Royalties...................................................................     246,000         229,000
   Other accruals..............................................................     611,000         675,000
                                                                                 ----------      ----------
                                                                                 $1,555,000      $1,977,000
                                                                                 ----------      ----------
                                                                                 ----------      ----------

      The Company is a co-defendant in various lawsuits filed in federal and state courts in New York. The lawsuits seek damages for alleged injuries sustained while using products which the plaintiffs assert were designed and manufactured by a predecessor of the Company. Although the Company is defending these claims, exposure is partially limited by insurance and indemnification by the primary contractor. While management believes that losses from these claims are not probable (as defined by Statement of Financial Accounting Standards No. 5, ACCOUNTING FOR CONTINGENCIES), it has accrued a reserve for legal fees and potential losses that could arise from such claims. The Company reduced this reserve from $291,000 to $51,000 as of December 31, 1998, in recognition of the fact that all but two of the lawsuits had been resolved. The other suits were resolved without expense to the Company. The $240,000 was credited to general and administrative expense in 1998.

6.    INCOME TAXES

      The Company's deferred tax assets and related valuation allowances are as follows:

                                                                                  DECEMBER 31,
                                                                           ----------------------------
                                                                              1998             1997
                                                                           -----------    -------------
Deferred tax assets....................................................... $ 8,866,000      $ 6,500,000
Valuation allowance for deferred tax assets...............................  (8,866,000)      (6,500,000)
                                                                           -----------    -------------
            Net deferred tax asset........................................ $         0      $         0
                                                                           -----------    -------------
                                                                           -----------    -------------

      Deferred tax assets consist primarily of net operating and capital loss carryforwards and accrued liabilities.

      The Company recorded a valuation allowance of $8,866,000 and $6,500,000 at December 31, 1998 and 1997, respectively, against its deferred tax assets, since it is believed to be more likely than not that the net operating loss carryforwards and other temporary differences will not provide a future tax benefit.

      At December 31, 1998, the Company had cumulative federal net operating loss carryforwards of approximately $22,000,000 for income tax purposes. The availability of the net operating loss carryforwards to offset future taxable income is subject to significant annual limitations. The loss carryforwards expire at various dates through 2012.

7.    LEASE COMMITMENTS

      The Company leases its office facilities under various operating leases expiring at various times through fiscal 2001. Future minimum annual rental commitments under the lease agreements for the years ending December 31 are as follows:

   1999.........................................................................................  $271,000
   2000.........................................................................................   227,000
   2001.........................................................................................   170,000
                                                                                                ----------
                                                                                                  $668,000
                                                                                                ----------
                                                                                                ----------

Total rent expense for the years ended December 31, 1998 and 1997, was approximately $253,000 and $332,000, respectively.

8.    SIGNIFICANT CUSTOMERS AND GEOGRAPHICAL SALES

      During the years ended December 31, 1998 and 1997, one customer accounted for approximately 26% of the Company's total revenue.

      The Company's sales by geographic location are summarized below:

                                                                                YEAR ENDED DECEMBER 31,
                                                                              ----------------------------
                                                                                 1998             1997
                                                                              -----------    -------------
   United States and Canada.................................................   $5,887,000       $8,228,000
   Europe...................................................................    1,449,000        1,554,000
   Pacific Rim..............................................................      457,000        1,270,000
                                                                              -----------    -------------
                                                                               $7,793,000      $11,052,000
                                                                              -----------    -------------
                                                                              -----------    -------------

9.    EMPLOYEE BENEFITS

401(k) PLAN

      The Company maintains a plan under Section 401(k) of the Internal Revenue Code of 1986 (the "401(k) Plan") for all employees meeting age and service requirements. Eligible employees may elect to contribute up to 16% of their compensation, subject to limitations established by the Internal Revenue Code. The Company may elect to contribute a discretionary amount to the 401(k) Plan which would be allocated to the employees based upon the employees' contributions to the 401(k) Plan. There have been no discretionary contributions to date.

EMPLOYEE STOCK PURCHASE PLAN

      In 1996, the Company adopted its 1996 Employee Stock Purchase Plan (the "ESPP"). Under the ESPP, an aggregate of 100,000 shares of Common Stock are reserved for purchase by qualified employees, at 85% of the appropriate market price. On December 16, 1998, the Board of Directors voted to amend the ESPP to, among other things, increase the number of reserved shares to 200,000 shares and delete a provision that had prohibited certain "highly compensated" officers of the Company from participating in the ESPP. The Company expects to present the ESPP amendments for approval at the 1999 Annual Meeting of Stockholders. In 1997, the Company issued 14,787 shares under the ESPP at $2.23 per share. In 1998, the Company issued 56,402 shares. A total of 17,474 shares were issued at $2.23 per share, and 38,928 shares were issued at $0.82 per share.

STOCK OPTION PLANS

      The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"), and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires use of option valuation models that were not developed for use in valuing employee stock options. No compensation expense is recognized under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant.

      1996 INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN. In 1996, the Company adopted its 1996 Incentive and Nonqualified Stock Option Plan (the "1996 Plan"). Under the 1996 Plan, 550,000 shares of Common Stock are available for grant to employees. On September 30, 1997 the Company amended the 1996 Plan to increase the number of available shares from 550,000 to 1,000,000. Option prices and exercise periods are determined by the Board of Directors on the date of grant. All options granted under the 1996 Plan become exercisable in installments over a three to four year period commencing from the date of grant and expire ten years from the date of grant. At December 31, 1998, a total of 541,902 shares were reserved and available for issuance under the 1996 Plan.

      1997 DIRECTOR STOCK OPTION PLAN. In 1997, the Company adopted the 1997 Director Stock Option Plan (the "Director Plan"). The Company has reserved 150,000 shares of Common Stock under the Director Plan. The Director Plan authorizes a one-time automatic grant of options to acquire 15,000 shares of Common Stock as an initial award for being an outside director. Each subsequent year at re-election, directors are granted an additional 10,000 options. All options granted are exercisable at the next annual meeting subsequent to being granted. All options expire ten years from the date of grant and have an exercise price equal to the fair market value of the Company's Common Stock on the date of grant. At December 31, 1998, a total of 120,000 shares were reserved and available for issuance under the Director Plan.

      OPTION REPRICING. On August 5, 1997, the Board of Directors authorized the repricing of 128,550 stock options that had a weighted average exercise price of $5.33 to the fair market value of $2.50 per share, if elected by the option holder. As a part of the repricing, vesting periods for the repriced options were extended from three years to four years.

SFAS 123 DISCLOSURES

      Pro forma information regarding net loss and loss per common and common equivalent share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                          OPTIONS               ESPP
                                                                      -------------------------------------
                                                                       1998      1997       1998      1997
                                                                       ----      ----       ----      ----
   Expected life (years).............................................. 4.05       4.1       0.50       0.5
   Interest rate...................................................... 5.5%       6.2%      5.5%       6.2%
   Volatility......................................................... 0.97       0.6       0.97       0.6

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

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands, except per share information):

                                                                                      1998         1997
                                                                                     -------      -------
   Pro forma net loss............................................................... $(8,925)     $(7,403)
   Pro forma net loss per share:   Basic............................................  $(0.91)      $(0.81)
                                   Diluted..........................................  $(0.91)      $(0.81)


      Option activity under the Company's stock option plans is summarized below:


                                                                 1998                          1997
                                                 ----------------------------------------  -------------
                                                                WEIGHTED                     WEIGHTED
                                                                AVERAGE                       AVERAGE
                                                                EXERCISE                     EXERCISE
                                                  SHARES         PRICE          SHARES         PRICE
                                                 ----------     ----------    -----------  -------------
Outstanding at beginning of year................ 1,408,248          $2.65      1,088,437          $2.29
Granted.........................................   492,650           1.82        864,050           3.46
Expired or canceled.............................  (594,143)          4.12       (295,536)          5.02
Exercised.......................................  (198,111)          1.01       (248,703)          0.97
                                                 ----------                   -----------
Outstanding at end of year...................... 1,108,644           1.88      1,408,248           2.65
                                                 ----------                   -----------
                                                 ----------                   -----------
Exercisable at end of year......................   462,828           1.67        673,261           1.71


      The following table presents weighted-average price and fair value information about options granted equal to and greater than fair market value during fiscal years 1998 and 1997:

                                                                    NUMBER           WEIGHTED       WEIGHTED
                                                                      OF             AVERAGE        AVERAGE
                                                                   OPTIONS           EXERCISE         FAIR
   EXERCISE PRICE ON DATE OF GRANT                                 GRANTED            PRICE          VALUE
   -------------------------------                                 -------            -----          -----
   1998
   Equal to fair market value.....                                   492,650          $1.82          $1.29
   Less than fair market value....                                        --            N/A            N/A
                                                                     -------
                                                                     492,650
                                                                     -------
                                                                     -------
   1997
   Equal to fair market value.....                                   797,550          $3.54          $3.54
   Less than fair market value....                                    66,500          $2.50          $3.47
                                                                     -------
                                                                     864,050
                                                                     -------
                                                                     -------

      The following table presents weighted-average price and life information about significant option groups outstanding at December 31, 1998 and 1997:



                      OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
    ------------------------------------------------------------  -------------------------
                                     WEIGHTED
     RANGE                            AVERAGE         WEIGHTED                   WEIGHTED
      OF             NUMBER          REMAINING         AVERAGE      NUMBER       AVERAGE
   EXERCISE           OUT-          CONTRACTUAL       EXERCISE       EXER-       EXERCISE
    PRICES          STANDING           LIFE            PRICE       CISABLE       PRICE
---------------    -----------     ---------------   -----------  ----------    -----------
1998
 $0.50 -  $0.80       185,392          2.55 years         $0.53      185,392         $0.53
  0.84 -   1.25       171,454          8.74 years          1.15       37,954          1.00
  1.50 -   1.88       254,350          9.69 years          1.85       18,500          1.50
  2.00 -   2.63       439,148          8.29 years          2.43      178,445          2.36
  3.75 -   7.88        58,300          8.58 years          4.38       42,537          4.39
                    ---------                                        -------
                    1,108,644                                        462,828
                    ---------                                        -------
                    ---------                                        -------
1997
 $0.50 -  $0.80       280,392             4 years         $0.52      280,392         $0.52
  1.00 -   2.00       267,956             7 years          1.30      246,570          1.25
  2.50 -   3.88       610,650             9 years          2.70       65,612          2.69
  5.00 -   7.88       249,250             9 years          6.38       80,687          6.40
                    ---------                                        -------
                    1,408,248                                        673,261
                    ---------                                        -------
                    ---------                                        -------

                                      F-16