Form 10QSB
period 1999-04-02
WHITE PINE SOFTWARE INC
filed 1999-05-17
CIK 1006591

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

     |X| Quarterly report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the quarterly period ended April 2, 1999

     |_| Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition period from _________ to ____________


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

                                 Yes  |X|   No |_|

The number of shares outstanding of the Registrant's common stock as of May 12, 1999 was 10,597,569.

Transitional Small Business Disclosure Format (check one):

                                 Yes  |_|   No |X|

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements (Unaudited):

      Condensed Consolidated Balance Sheets as of April 2, 1999 and
      December 31, 1998.........................................................   3

      Condensed Consolidated Statements of Income for the three months
      ended April 2, 1999 and April 3, 1998.....................................   4

      Condensed Consolidated Statements of Cash Flows for the three
      months ended April 2, 1999 and April 3, 1998..............................   5

      Notes to Condensed Consolidated Financial Statements......................   6

Item 2. Management's Discussion and Analysis or Plan of Operation...............   7

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.......................................................  12

Item 6. Exhibits and Reports on Form 8-K........................................  13

Signatures......................................................................  14


PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    WHITE PINE SOFTWARE, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                 APRIL 2,             DECEMBER 31,
                                                                                   1999                   1998
                                                                          --------------------   --------------------
ASSETS
         Current assets:
                     Cash and cash equivalents                              $          4,574        $         6,421
                     Accounts receivable, net                                          2,652                  2,122
                     Inventories                                                          78                     65
                     Prepaid expenses and other current assets                           363                    437
                                                                          --------------------   --------------------
                                      Total current assets                             7,667                  9,045

         Property and equipment, net                                                   1,332                  1,354
         Third party licenses, net                                                       826                    934
         Purchased software                                                            3,066                  3,142
         Trademark                                                                       931                    951
         Goodwill, net                                                                   378                    437
         Other long term assets                                                          103                    133
                                                                          --------------------   --------------------
Total assets                                                                $         14,303        $        15,996
                                                                          --------------------   --------------------
                                                                          --------------------   --------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

         Current liabilities:
                     Accounts payable and accrued expenses                  $          1,565               $  2,046
                     Deferred revenue                                                    338                    346
                     Current portion of long-term debt                                    25                     11
                                                                          --------------------   --------------------
                                      Total current liabilities                        1,928                  2,403

         Long term debt, net of current portion                                            5                     23
         Other long term liabilities                                                   1,155                  1,155
Total stockholders' equity                                                            11,215                 12,415
                                                                          --------------------   --------------------
Total liabilities and stockholders' equity                                  $         14,303              $  15,996
                                                                          --------------------   --------------------
                                                                          --------------------   --------------------


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    WHITE PINE SOFTWARE, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)
                                   (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                             -----------------------------------------
                                                                                APRIL 2, 1999           APRIL 3,1998
                                                                             --------------------    -----------------
 Revenue:
                    Software license fees                                    $          2,186        $       1,794
                    Services and other                                                    273                  211
                                                                             --------------------    -----------------
                              Total revenue                                             2,459                2,005

 Cost of revenue                                                                          514                  412
                                                                             --------------------    -----------------
 Gross profit                                                                           1,945                1,593

 Operating expenses:
                    Sales and marketing                                                 1,598                1,823
                    Research and development                                            1,177                1,284
                    General and administrative                                            515                  571
                                                                             --------------------    -----------------
                              Total operating expenses                                  3,290                3,678
                                                                             --------------------    -----------------
 Loss from operations                                                                  (1,345)              (2,085)

 Other income (expense), net                                                               41                  180

 Net loss before provision for income taxes                                            (1,304)              (1,905)
 Provision for income taxes                                                                 -                    5
                                                                             --------------------    -----------------
 Net loss                                                                    $         (1,304)       $      (1,910)
                                                                             --------------------    -----------------
                                                                             --------------------    -----------------

 Net loss per share:                             Basic:                                 (0.12)               (0.21)
                                                                             --------------------    -----------------
                                                                             --------------------    -----------------
                                                 Diluted:                               (0.12)               (0.21)
                                                                             --------------------    -----------------
                                                                             --------------------    -----------------
 Weighted average number of common and common
                    equivalent shares outstanding                                  10,480,093            9,306,710
                                                                             --------------------    -----------------
                                                                             --------------------    -----------------


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    WHITE PINE SOFTWARE, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                         THREE MONTHS ENDED
                                                                                 ------------------------------------
                                                                                     APRIL 2,            APRIL 3,
                                                                                       1999                1998
                                                                                 ---------------    -----------------
OPERATING ACTIVITIES
Net loss                                                                         $       (1,304)     $       (1,910)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                           206                131
     Amortization of goodwill and third-party licenses                                      167                125
     Changes in operating assets and liabilities:
                  Accounts receivable                                                      (528)               567
                  Inventories                                                               (12)                14
                  Prepaid expenses                                                           29                234
                  Other assets                                                               71                (58)
                  Accounts payable                                                          (59)               (92)
                  Accrued expenses and other accrued liabilities                           (401)              (523)
                  Deferred revenue                                                           (7)                38
                                                                                 ---------------    -----------------
Net cash used in operating activities                                                    (1,838)            (1,474)

INVESTING ACTIVITIES
Purchase of property and equipment, net                                                     (98)              (153)
                                                                                 ---------------    -----------------
Net cash used in investing activities                                                       (98)              (153)

FINANCING ACTIVITIES
Principal payments on long-term debt and third-party licenses                                (2)                (3)
Proceeds from common stock issued upon exercise of stock options
                                                                                             25                  4
                                                                                 ---------------    -----------------
Net cash provided by  financing activities                                                   23                  1

Currency translation effect on cash and cash equivalents                                     66                 (9)
                                                                                 ---------------    -----------------
Net decrease in cash and cash equivalents                                                (1,847)            (1,635)
Cash and cash equivalents at beginning of period                                          6,421             14,704
                                                                                 ---------------    ---------------
                                                                                                    ---------------

Cash and cash equivalents at end of period                                       $        4,574     $       13,069
                                                                                 ---------------    -----------------
                                                                                 ---------------    -----------------

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    WHITE PINE SOFTWARE, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  APRIL 2, 1999

1. ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

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

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of cash on hand and investments in high grade commercial paper having maturities of three months or less when purchased. Commercial paper qualifying as cash equivalents totaled $3,201,000 and $5,432,000 at April 2, 1999 and December 31, 1998, respectively. These investments have been categorized as held to maturity under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, the balances are stated at amortized cost, which approximates fair value, because of the short maturity of these instruments.

REVENUE RECOGNITION

 White Pine's revenue is derived from software license fees and fees for services related to its software products, primarily software maintenance fees. During fiscal 1997, White Pine recognized revenue in accordance with the American Institute of Certified Public Accountants Statement of Position No. 91-1, "Software Revenue Recognition." Beginning in fiscal 1998, White Pine recognized revenue in accordance with AICPA Statement of Position 97-2, SOFTWARE REVENUE RECOGNITION.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

 THIS FORM 10-QSB CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, INCLUDING THE FACTORS SET FORTH IN "ITEM 1A. RISK FACTORS" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1998, THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE AND ACHIEVEMENTS OF WHITE PINE TO DIFFER MATERIALLY FROM THOSE INDICATED BY THE FORWARD-LOOKING STATEMENTS. INFORMATION SET FORTH UNDER THE HEADING "ITEM 1A. RISK FACTORS" IN SUCH FORM 10-KSB IS INCORPORATED AS AN EXHIBIT TO THIS FORM 10-QSB.

RESULTS OF OPERATIONS

     The following table sets forth line items from the Company's statement of operations as percentages of total revenue for the three months ended April 2, 1999 and April 3, 1998.

                    WHITE PINE SOFTWARE, INC. AND SUBSIDIARY
                              RESULTS OF OPERATIONS

                                                                  THREE MONTHS ENDED
                                                            -----------------------------
                                                            APRIL 2, 1999   APRIL 3, 1998
                                                            -------------   -------------
 PERCENTAGE OF TOTAL REVENUES
 Revenue:
                Software license fees                           88.9%           89.5%
                Services and other                              11.1%           10.5%
                                                              --------       ---------
                           Total revenue                       100.0%          100.0%

 Cost of revenue                                                20.9%           20.6%
                                                              --------       ---------
 Gross profit                                                   79.1%           79.4%

 Operating expenses:
                Sales and marketing                             65.0%           90.9%
                Research and development                        47.9%           64.0%
                General and administrative                      20.9%           28.5%
                                                              --------       ---------
                           Total operating expenses            133.8%          183.4%
                                                              --------       ---------
 Loss  from operations                                         (54.7%)        (104.0%)

 Other income (expense), net                                     1.7%            9.0%
                                                              --------       ---------
 Net loss before provision for income taxes                    (53.0%)         (95.0%)
 Provision for income taxes                                      0.0%            0.3%
                                                              --------       ---------
                                                              --------       ---------
 Net loss                                                      (53.0%)         (95.3%)
                                                              --------       ---------
                                                              --------       ---------

     REVENUE. Total revenue increased by 23% to $2,459,000 in the quarter ended April 2, 1999 from $2,005,000 in the quarter ended April 3, 1998. The year-over-year increase in revenue was attributable to a 49% increase in conferencing revenues, offset in part by a 26% decline in legacy connectivity revenues in the same period. The server portion of conferencing revenue grew 82% year-over-year. Conferencing revenue comprised 78% of total revenue at April 2, 1999 in contrast to 64% at April 3, 1998.

     The Company's revenue from CU-SeeMe, its conferencing client software, increased by 26% to $954,000 in the quarter ended April 2, 1999 from $757,000 in the quarter ended April 3, 1998. This growth was primarily due to the introduction of the Company's latest conferencing client offering, CU-SeeMe Pro, which began shipping in late March 1999. Conferencing client revenue represented 39% of total revenue in the quarter ended April 2, 1999 compared to 38% in the comparable quarter of prior year.

     Conferencing server revenue increased by 82% to $954,000 in the quarter ended April 2, 1999 from $523,000 in the quarter ended April 3, 1998. Server growth was largely attributable to shipment of MeetingPoint 3.5.1, which began shipping in February 1999. Conferencing server revenue represented 39% of total revenue in the quarter ended April 2, 1999, compared with 26% in the comparable quarter of the prior year. The Company anticipates that server revenues will continue to grow, particularly in light of the product enhancements expected to ship late in the second fiscal quarter. These enhancements, which were announced in the first quarter, include the integration of streaming media with multipoint group conferencing and MeetingPoint for the Intel TeamStation. The Company will also begin shipping its own T.120 whiteboarding technology as part of the same release.

     The rate of server revenue growth continues to be determined in part by product performance and customer acceptance and adoption. The Company is experiencing relatively lengthy, two-step sales cycles for its MeetingPoint and ClassPoint server products. The first step typically extends from one to three months and results in sales of small quantities of the server products for pilot programs. The second step extends considerably longer, from six months to over a year, as customers decide whether to move beyond the pilot programs to deployment of MeetingPoint on a company-wide basis or deployment of ClassPoint as an operational long-distance learning program.

     The Company's legacy connectivity product revenue continued to decline as the Company continued to focus fewer resources on these older product lines. Legacy connectivity revenue declined by 26% to $535,000 in the quarter ended April 2, 1999 from $725,000 in the quarter ended April 3, 1998. The percentage of total revenue represented by revenue from legacy connectivity products decreased to 22% in the quarter ended April 2, 1999 from 36% in the quarter ended April 3, 1998.

     The Company believes that continued but minimal additional investment in the legacy connectivity products in future quarters will slow the decline in connectivity revenue in the short term, providing the Company with an additional period to build the sales base for its server products. There can be no assurance, however, that the Company will continue to be successful in generating server revenue in an amount sufficient to offset declines in revenue from its conferencing client and legacy connectivity products, or at all. The actual amount of revenue generated by the Company's server products may vary significantly depending on a number of factors, including the unproven market status and acceptability of the products, significant and increasing competition for those products and other factors described under "Item 1A. Risk Factors" in the Company's Form 10-KSB for the year ended December 31, 1998, a copy of which
Item is filed as an exhibit hereto and incorporated by reference herein.

     COST OF REVENUE. Cost of revenue consists principally of royalties and associated amortization of paid license fees relating to third-party software included in the Company's products, and costs of product media, manuals, packaging materials, product localization for international markets, duplication and shipping. Cost of revenue as a percentage of total revenue remained flat at 21% for the quarters ended April 2, 1999 and April 3, 1998. Margins may decline slightly as higher-margin legacy connectivity revenues decline, and as the Company ships higher volumes of product bundled with cameras.

     SALES AND MARKETING. Sales and marketing expense consists primarily of costs associated with sales and marketing personnel, sales commissions, trade shows, advertising and promotional materials. Sales and marketing expense decreased by 12% to $1,598,000 in the quarter ended April 2, 1999 from $1,823,000 in the respective period in the prior year. The decrease is predominantly due to reduction in travel expense and marketing program expenses. The Company expects sales and marketing expense to increase in the second fiscal quarter, driven primarily by heavy trade show activity in the months of April and May.

     RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of costs of personnel and equipment. Research and development expense decreased by 8% to $1,177,000 in the quarter ended April 2, 1999, from $1,284,000 in the comparable period in the previous year. The decrease was principally attributable to reduced headcount and related expenses, offset in part by fees for contracting help.

     GENERAL AND ADMINISTRATIVE. General and administrative expense consists of administrative, financial and general management activities, including legal, accounting and other professional fees. General and administrative expense decreased by 10% to $515,000 for the quarter ended April 2, 1999 from $571,000 in the corresponding period in the prior year. The year-over-year decrease was primarily due to reduced telecommunications, supplies, and fees expenditures in the most recent quarter.

     PROVISION FOR INCOME TAXES. The Company's provision for income taxes consists of federal alternative minimum taxes and state and foreign income taxes. The Company made no provision for income taxes for the three months ended April 2, 1999 and $5,000 for the three months ended April 3, 1998 as the result of the Company's net losses incurred during those periods and the Company's expectation that it will incur a net loss for the fiscal year ending December 31, 1999. The Company expects that its effective tax rate for the foreseeable future will be lower than the combined federal and state statutory rate primarily as a result of the realization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     The Company used cash of $1,847,000 in the three months ended April 2, 1999, as compared with $1,635,000 cash used in the three months ended April 3, 1998. Cash used in the three months ended April 2, 1999 was comprised largely of the net loss of $1,304,000, a final cash outlay of $133,000 related to the Company's acquisition of assets from Labtam Communications Pty Ltd. In July 1998, a $100,000 payment as part of an agreement with Radvision for a snapshot of the H.323 stack source code, $100,000 in property and equipment purchases, and approximately $150,000 in royalty expense.

     On March 31, 1999, the Company terminated its commercial loan agreement with Fleet Bank-NH, which had provided for a $1,000,000 revolving line of credit and a separate term loan in the initial principal amount of $53,000. The Company expects to initiate a new line of credit with a new lending bank during the second half of fiscal 1999.

     At April 2, 1999, the Company had cash and cash equivalents of $4,574,000 and working capital of $5,739,000. The Company believes that its current cash and cash equivalents and funds generated from operations (if any) will be sufficient to fund the Company's operations and capital expenditures through fiscal 1999. Thereafter, the Company's liquidity will be materially dependent upon its internally generated funds and its ability to obtain funds from additional equity or debt financings from external sources.

     The Company expects that it will need to raise capital in fiscal 1999, either through a private or public offering of debt or equity or as part of a strategic partnership or joint venture. The Company continues to experience a significant negative cash flow each month. No assurance can be given that financing will be available on acceptable terms or at all. If the Company is unable to raise funds, it may be unable to support its projected operations and may be required to defer, for a period of time or indefinitely, its research and development activities or its continued roll-out of new products and product versions. The Company has effected two focused personnel reductions during the past two fiscal years in order to control costs, and it may be required to effect further reductions if it is unsuccessful in raising additional capital during fiscal 1999. The Company's capital requirements may vary materially from those it now anticipates depending on a number of factors, including:

-    the level of its research and development activities;

-    the rate of market acceptance of its software offerings; and

-    the success of its sales, marketing and distribution strategy.

     If the Company does not meet its goals with respect to revenue or if its costs are higher than anticipated, substantial additional funds may be required.

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

     To date, White Pine has not engaged any outside support to assist in the Year 2000 compliance process. Its out-of-pocket expenses for this process have totaled less than $25,000 to date and relate principally to the purchase of testing equipment and software. White Pine expects that it will continue to resolve any compliance issues utilizing internal resources and that future out-of-pocket expenses will not exceed an additional $25,000.

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

     Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE, requires companies to capitalize qualifying computer software costs that are incurred during the application development stage and amortize them over the estimated useful life of the software. Statement of Position 98-1 is effective for White Pine as of January 1, 1999. The adoption of Statement of Position 98-1 did not have a material impact on the financial position or results of operations of White Pine.

     Statement of Position 98-9, MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS, modifies certain provisions of Statement of Position 97-2. White Pine's accounting policy on software revenue recognition currently is in compliance with Statement of Position 97-2, as amended by Statement of Position 98-9, and adoption of this Statement of Position, as currently issued, did not have a material impact on the financial position or results of operations of White Pine.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

    Exhibit    Description

     11.1      Statement re computation of per share earnings

     27.1      Financial Data Schedule for fiscal quarter ended April 2,
               1999

     99.1 Disclosure set forth under "Item 1A. Risk Factors" in the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 (incorporated by reference).

     (b) Reports on Form 8-K

         None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of May 17, 1999.


                                      WHITE PINE SOFTWARE, INC.


                                      By:  /s/ KILLKO A. CABALLERO
                                           -----------------------------
                                           Killko A. Caballero
                                           Chief Executive Officer and
                                           President


                                      By:  /s/ CHRISTINE J. COX
                                           -----------------------------
                                           Christine J. Cox
                                           Chief Financial Officer and
                                           Vice President - Finance
                                           (Principal Financial and
                                           Accounting Officer)