Form 10QSB
period 1999-07-02
WHITE PINE SOFTWARE INC
filed 1999-08-16
CIK 1006591

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
   (Mark One)

    /X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the quarterly period ended July 2, 1999

    /_/ Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition period from           to
                                                    ---------    ---------

                        Commission File Number: 000-21415

                            WHITE PINE SOFTWARE, INC.
           (Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                       04-3151064
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

                                 Yes  /X/   No /_/

The number of shares outstanding of the Registrant's common stock as of August 11, 1999 was 10,654,343.

Transitional Small Business Disclosure Format (check one):

                                 Yes  /_/   No /X/

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

        Condensed Consolidated Balance Sheets as of July 2, 1999 and
        December 31, 1998..................................................  3

        Condensed Consolidated Statements of Income for the three and six months ended July 2, 1999 and July 3, 1998 ........................  4

        Condensed Consolidated Statements of Cash Flows for the six
        months ended July 2, 1999 and July 3, 1998.........................  5

        Notes to Condensed Consolidated Financial Statements...............  6

Item 2. Management's Discussion and Analysis or Plan of Operation..........  7

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................................  12

Item 6. Exhibits and Reports on Form 8-K..................................  13

Signatures................................................................  14


PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    WHITE PINE SOFTWARE, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                            JULY 2,  DECEMBER 31,
                                                             1999      1998
                                                            -------   -------
ASSETS
        Current assets:
            Cash and cash equivalents                       $ 4,002   $ 6,421
            Accounts receivable, net                          2,773     2,122
            Inventories                                          89        65
            Prepaid expenses and other current assets           297       437
                                                            -------   -------
                           Total current assets               7,161     9,045

        Property and equipment, net                           1,275     1,354
        Third party licenses, net                               727       934
        Purchased Software, net                               2,947     3,142
        Trademark, net                                          911       951
        Goodwill, net                                           318       437
        Other long term assets                                  103       133
                                                            -------   -------
Total assets                                                $13,442   $15,996
                                                            -------   -------
                                                            -------   -------

LIABILITIES AND STOCKHOLDERS' EQUITY
        Current liabilities:
            Accounts payable and accrued expenses           $ 2,264   $ 2,046
            Deferred revenue                                    504       346
            Current portion of long-term debt                    25        11
                                                            -------   -------
                           Total current liabilities          2,793     2,403

        Long term debt, net of current portion                    2        23
        Other long term liabilities                             600     1,155
Total stockholders' equity                                   10,047    12,415
                                                            -------   -------
Total liabilities and stockholders' equity                  $13,442   $15,996
                                                            -------   -------
                                                            -------   -------



See Notes to Condensed Consolidated Financial Statements.

                    WHITE PINE SOFTWARE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                   Three Months Ended              Six Months Ended
                                              ----------------------------    ----------------------------
                                                 July 2,        July 3,         July 2,         July 3,
                                                 1999            1998            1999             1998
                                              ------------    ------------    ------------    ------------
Revenue:
  Software license fees                       $      2,352    $      1,479    $      4,538    $      3,273
  Services and other                                   269             222             542             434
                                              ------------    ------------    ------------    ------------
    Total revenue                                    2,621           1,701           5,080           3,707

Cost of revenue                                        623             307           1,137             720
                                              ------------    ------------    ------------    ------------
Gross profit                                         1,998           1,394           3,943           2,987

Operating expenses:
  Sales and marketing                                1,724           2,133           3,322           3,956
  Research and development                           1,096           1,327           2,273           2,611
  General and administrative                           514             699           1,029           1,270
                                              ------------    ------------    ------------    ------------
    Total operating expenses                         3,334           4,159           6,624           7,837
                                              ------------    ------------    ------------    ------------
Loss from operations                                (1,336)         (2,765)         (2,681)         (4,850)

Other income (expense):
  Interest income (expense)                             41             167             110             357
  Other, net                                           (22)            (16)            (50)            (26)
                                              ------------    ------------    ------------    ------------
                                                        19             151              60             331
Net loss before provision for income taxes          (1,317)         (2,614)         (2,621)         (4,519)
Provision for income taxes                            --              --              --                 5
                                              ------------    ------------    ------------    ------------
Net loss                                      $     (1,317)   $     (2,614)   $     (2,621)   $     (4,524)
                                              ------------    ------------    ------------    ------------
                                              ------------    ------------    ------------    ------------

Net loss per share:  Basic:                   $      (0.12)   $      (0.28)   $      (0.25)   $      (0.49)
                                              ------------    ------------    ------------    ------------
                                              ------------    ------------    ------------    ------------
                     Diluted:                 $      (0.12)   $      (0.28)   $      (0.25)   $      (0.49)
                                              ------------    ------------    ------------    ------------
                                              ------------    ------------    ------------    ------------

Weighted average number of common
   And common equivalent shares outstanding     10,577,400       9,339,527      10,528,480       9,322,940
                                              ------------    ------------    ------------    ------------
                                              ------------    ------------    ------------    ------------



See Notes to Condensed Consolidated Financial Statements.

                    WHITE PINE SOFTWARE, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                   SIX MONTHS ENDED
                                                                             ---------------------------
                                                                             JULY 2, 1999   JULY 3, 1998
                                                                             ------------   ------------
OPERATING ACTIVITIES
Net loss                                                                      $ (2,621)      $ (4,524)
Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation                                                              226            271
         Amortization of intangible assets                                         561            242
         Changes in operating assets and liabilities:
               Accounts receivable                                                (648)           776
               Inventories                                                         (24)             4
               Prepaid expenses                                                    105            364
               Other assets                                                         58            (11)
               Accounts Payable                                                      4            (66)
               Accrued Expenses and other accrued liabilities                     (305)          (420)
               Deferred revenue                                                    160            (46)
                                                                              --------       --------
Net cash used in operating activities                                           (2,484)        (3,410)

INVESTING ACTIVITIES
Purchase of property and equipment, net                                           (162)          (285)
                                                                              --------       --------
Net cash used in investing activities                                             (162)          (285)

FINANCING ACTIVITIES
Principal payments on long-term debt and third-party licenses
                                                                                    (5)            (5)
Proceeds from common stock issued upon exercise of stock options
                                                                                   144             57
Proceeds from common stock issued under Employee Stock Purchase Plan
                                                                                    41             39
                                                                              --------       --------
Net cash provided by financing activities                                          180             91

Currency translation effect on cash and cash equivalents                            47            (18)
                                                                              --------       --------
Net decrease in cash and cash equivalents                                       (2,419)        (3,622)
Cash and cash equivalents at beginning of period                                 6,421         14,704
                                                                              --------       --------
Cash and cash equivalents at end of period                                    $  4,002       $ 11,082
                                                                              --------       --------
                                                                              --------       --------



See Notes to Condensed Consolidated Financial Statements.

                    WHITE PINE SOFTWARE, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JULY 2, 1999

1.  ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

         White Pine develops, markets and supports multiplatform desktop multimedia software that facilitates worldwide video and audio communication and data collaboration across the Internet, intranets, extranets and other networks using the Internet protocol.

         White Pine's group conferencing software products, CU-SeeMe and MeetingPoint, create a client-server solution that allows users to participate in real-time, multipoint, multimedia conferences from the users' desktop computers, using existing Internet, intranet and extranet connections. The Company's ClassPoint product is a MeetingPoint add-on providing an additional layer of features and functionality related to distance learning and training environments. By developing multimedia conferencing products that require no proprietary hardware, White Pine is able to offer multimedia conferencing at a substantially lower price than vendors of traditional hardware-based systems and thereby encourage businesses and others to adopt multimedia conferencing as a mass communication medium.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned foreign subsidiary, White Pine Software, Europe. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of cash on hand and investments in high grade commercial paper having maturities of three months or less when purchased. Commercial paper qualifying as cash equivalents totaled $3,156,000 and $5,432,000 at July 2, 1999 and December 31, 1998, respectively. These investments have been categorized as held to maturity under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, the balances are stated at amortized cost, which approximates fair value, because of the short maturity of these instruments.

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


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

            THIS FORM 10-QSB CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE AND ACHIEVEMENTS OF WHITE PINE TO DIFFER MATERIALLY FROM THOSE INDICATED BY THE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE (1) WHITE PINE'S NEED TO RAISE CAPITAL IN FISCAL 1999, (2) INTENSE COMPETITION FROM MANY PARTICIPANTS IN THE GROUP CONFERENCING INDUSTRY, (3) UNCERTAINTIES ASSOCIATED WITH WHITE PINE'S MARKETING OF ITS MEETINGPOINT AND CLASSPOINT PRODUCTS, (4) FLUCTUATIONS IN WHITE PINE'S QUARTERLY REVENUE AND OPERATING RESULTS, (5) RISKS FROM INTERNATIONAL OPERATIONS AND (6) CHANGING ECONOMIC CONDITIONS.


RESULTS OF OPERATIONS

         The following table sets forth line items from White Pine's statement of operations as percentages of total revenue for the three and six months ended July 2, 1999 and July 3, 1998.



                                              Three Months Ended  Six Months Ended
                                              ------------------  -----------------
                                              July 2,    July 3,  July 2,    July 3,
                                               1999       1998     1999       1998
                                               -----     -----     -----     -----
Revenue:
  Software license fees                         89.7%     86.9%     89.3%     88.3%
  Services and other                            10.3%     13.1%     10.7%     11.7%
                                               -----     -----     -----     -----
    Total revenue                              100.0%    100.0%    100.0%    100.0%

Cost of revenue                                 23.8%     18.1%     22.4%     19.4%
                                               -----     -----     -----     -----
Gross profit                                    76.2%     81.9%     77.6%     80.6%

Operating expenses:
  Sales and marketing                           65.8%    125.4%     65.4%    106.7%
  Research and development                      41.8%     78.0%     44.8%     70.4%
  General and administrative                    19.6%     41.1%     20.2%     34.3%
                                               -----     -----     -----     -----
    Total operating expenses                   127.2%    244.5%    130.4%    211.4%
                                               -----     -----     -----     -----
Loss from operations                           (51.0%)  (162.6%)   (52.8%)  (130.8%)

Other income (expense), net                      0.7%      8.9%      1.2%      8.9%
                                               -----     -----     -----     -----
Net loss before provision for income taxes     (50.3%)  (153.7%)   (51.6%)  (121.9%)
Provision for income taxes                       0.0%      0.0%      0.0%      0.1%
                                               -----     -----     -----     -----
Net loss                                       (50.3%)  (153.7%)   (51.6%)  (122.0%)
                                               -----     -----     -----     -----
                                               -----     -----     -----     -----



         REVENUE. Total revenue increased by 54% to $2,621,000 in the three months ended July 2, 1999 from $1,701,000 in the three months ended July 3, 1998. The increase resulted from a 50% increase in conferencing revenues, and a 45% increase in legacy connectivity revenues. The server portion of conferencing revenue grew 62% year-over-year, and the client portion of conferencing revenue grew 37% year-over-year. Conferencing revenue comprised 77% of total revenue at July 2, 1999 in contrast to 79% at July 3, 1998.

         For the six months ended July 2, 1999, total revenue increased 37% to $5,080,000 as compared to $3,707,000 in the same period in the prior year. Conferencing revenue increased 49% and connectivity revenue increased 1% versus the comparable period in the prior year. The server portion of conferencing revenue increased 70% as compared with the six months ended July 3, 1998, and the client portion increased 31% compared with the six months ended July 3, 1998. Conferencing server revenue represented 41% of total revenue in the six months ended July 2, 1999, compared with 33% in the comparable period of the prior year.

         The revenue growth in CU-SeeMe, White Pine's conferencing client software, was primarily due to the introduction of White Pine's latest conferencing client offering, CU-SeeMe Pro, which began shipping in late March 1999. Conferencing client revenue represented 34% of total revenue in the quarter ended July 2, 1999 compared to 38% in the comparable quarter of prior year. For the six months ended July 2, 1999, conferencing client revenue represented 36% compared with 38% in the comparable period of the prior year.

         The increase in server revenue in the quarter was largely attributable to shipment of MeetingPoint 4.0, which began shipping in June 1999. In conjunction with the MeetingPoint 4.0 release, White Pine introduced the new features of continuous presence and streaming media integration, offered as add-ons to MeetingPoint. Continuous Presence enables non-White Pine conferencing clients to display four video feeds where they previously viewed one. Streaming media integration enables a real-time videoconference to be broadcast to a large audience of nonparticipants.

         White Pine is experiencing relatively lengthy, two-step sales cycles for its MeetingPoint and ClassPoint server products. The first step typically extends from one to three months and results in sales of small quantities of the server products for pilot programs. The second step extends considerably longer, from six months to over a year, as customers decide whether to move beyond the pilot programs to deployment of MeetingPoint on a company-wide basis or deployment of ClassPoint as an operational long-distance learning program.

         White Pine's legacy connectivity product revenue is expected to decline gradually as fewer resources are focused on these older product lines. Legacy connectivity revenue increased by 45% to $660,000 in the quarter ended July 2, 1999 from $455,000 in the quarter ended July 3, 1998. This increase was primarily due to product demand based on customers' Y2K requirements and White Pine's ability to provide Y2K compliant products. White Pine anticipates that this growth is short-term in nature and will subside as customers satisfy their Y2K requirements in the next few months. The percentage of total revenue represented by revenue from legacy connectivity products decreased to 25% in the quarter ended July 2, 1999 from 27% in the quarter ended July 3, 1998. For the six months ended July 2, 1999, legacy connectivity revenue declined to 24% of total revenue from 32% in the corresponding period of the prior year.

         White Pine believes that continued but minimal additional investment in the legacy connectivity products in future quarters will slow the decline in connectivity revenue in the short term, providing the Company with an additional period to build the sales base for its server products. There can be no assurance, however, that White Pine will continue to be successful in generating server revenue in an amount sufficient to offset declines in revenue from its conferencing client and legacy connectivity products, or at all. The actual amount of revenue generated by White Pine's server products may vary significantly depending on a number of factors, including the unproven market status and acceptability of the products and significant and increasing competition for those products.

         COST OF REVENUE. Cost of revenue consists principally of royalties and associated amortization of paid license fees relating to third-party software included in White Pine's products, and costs of product media, manuals, packaging materials, product localization for international markets, duplication and shipping. Cost of revenue increased to 24% of total revenue in the quarter ended July 2, 1999 from 18% in the quarter ended July 3, 1998. For the six months ended July 2, 1999, cost of revenue increased to 22% from 19% in the corresponding period of the prior year. The increase in cost was attributable to a combination of 1) higher volume of camera bundles which carry a higher cost than software-only products, and 2) lower margins on MeetingPoint, due largely to the overlap of amortization of White Pine's T.120 whiteboarding technology with royalty payments to a third party for their T.120 technology. Both were shipped within the quarter.

         SALES AND MARKETING. Sales and marketing expense consists primarily of costs associated with sales and marketing personnel, sales commissions, trade shows, advertising and promotional materials. Sales and marketing expense decreased by 19% to

$1,724,000 in the quarter ended July 2, 1999 from $2,133,000 in the respective period in the prior year. For the six months ended July 2, 1999, sales and marketing expense declined 16% to $3,322,000 from $3,956,000 in the respective period of the prior year. The decreases were predominantly due to a significant reduction in marketing programs and travel and living expense. White Pine expects sales and marketing expense to increase slightly in the third and fourth fiscal quarters, driven primarily by increased marketing programs and commission expense on higher sales volume.

         RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of costs of personnel and equipment. Research and development expense decreased by 17% to $1,096,000 in the quarter ended July 2, 1999, from $1,327,000 in the comparable period in the previous year. For the six months ended July 2, 1999, research and development expense declined 13% to $2,273,000 from $2,611,000 from the comparable period in the prior year. The decreases were principally attributable to lower headcount and associated expenses in the 1999 periods. Research and development headcount at July 2, 1999 was 41, as compared to 45 on July 3, 1998.

         GENERAL AND ADMINISTRATIVE. General and administrative expense consists of administrative, financial and general management activities, including legal, accounting and other professional fees. General and administrative expense decreased by 27% to $514,000 from $699,000 and by 19% to $1,029,000 from
$1,270,000 in the three and six month periods ended July 2, 1999 and July 3, 1998, respectively. The year-over-year declines were primarily due to reduced telephone and communications expense, reduced rent, and lower supplies and freight expenses, all reflective of cost control measures in effect throughout 1999.

         PROVISION FOR INCOME TAXES. White Pine's provision for income taxes consists of federal alternative minimum taxes and state and foreign income taxes. White Pine made no provision for income taxes for the three and six months ended July 2, 1999 and July 3, 1998 as the result of White Pine's net losses incurred during those periods and White Pine's expectation that it will incur a net loss for the fiscal year ending December 31, 1999. White Pine expects that its effective tax rate for the foreseeable future will be lower than the combined federal and state statutory rate primarily as a result of the realization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

         White Pine used cash of $572,000 in the three months ended July 2, 1999, as compared with $1,987,000 cash used in the three months ended July 3, 1998. Cash used in the three months ended July 2, 1999 was comprised largely of the net loss of $1,317,000, offset in large part by the noncash impact of depreciation and amortization of $396,000, deferred revenue of $167,000, and proceeds from sales of common stock in the amount of $160,000. This compares with $1,987,000 of cash used in the same quarter of the prior year, consisting of $2,614,000 in net loss offset in part by depreciation and amortization of $263,000, reduction in accounts receivable of $203,000, and decrease in prepaid expenses of $129,000.

         On March 31, 1999, White Pine terminated its commercial loan agreement with Fleet Bank-NH, which had provided for a $1,000,000 revolving line of credit and a separate term loan in the initial principal amount of $53,000. The Company expects to initiate a new line of credit with a new lending bank during the second half of fiscal 1999.

         At July 2, 1999, White Pine had cash and cash equivalents of $4,002,000 and working capital of $4,368,000. White Pine believes that its current cash and cash equivalents and funds generated from operations (if any) will be sufficient to fund the Company's operations and capital expenditures through fiscal 1999. Thereafter, White Pine's liquidity will be materially dependent upon its internally generated funds and its ability to obtain funds from additional equity or debt financings from external sources.

         White Pine expects that it will need to raise capital in fiscal 1999, either through a private or public offering of debt or equity or as part of a strategic partnership or joint venture. White Pine continues to experience a significant negative cash flow each quarter. No assurance can be given that financing will be available on acceptable terms or at all. If White Pine is unable to raise funds, it may be unable to support its projected operations and may be required to defer, for a period of time or indefinitely, its research and development activities or its continued roll-out of new products and product versions. White Pine has effected two focused personnel reductions during the past two fiscal years in order to control costs, and it may be required to effect further reductions if it is unsuccessful in raising additional capital during fiscal 1999. White Pine's capital requirements may vary materially from those it now anticipates depending on a number of factors, including:

         -    the level of its research and development activities;

         -    the rate of market acceptance of its software offerings; and

         -    the success of its sales, marketing and distribution strategy.

         If White Pine does not meet its goals with respect to revenue or if its costs are higher than anticipated, substantial additional funds may be required.

YEAR 2000 COMPLIANCE

         White Pine has formed a Year 2000 readiness team to evaluate all of its systems, including its information technology systems. White Pine's internal team has compiled a list of all computer applications and infrastructure to determine Year 2000 compliance. White Pine has identified and tested its seven mission-critical software programs and has determined those systems to be Year 2000 compliant. These software programs represent White Pine's mail server, the web server (electronic storefront), ftp server, the joint support/customer service/sales system, the accounting and manufacturing system, the source code monitoring system, and credit card authentication system. White Pine has received Year 2000 readiness statements from a majority of its vendors. These vendors will be required to address compliance issues and to ensure these issues are resolved in a timely manner. In the event that White Pine's vendors are not fully year 2000 compliant prior to December 31, 1999, White Pine could experience disruption and delays that could have a material adverse impact on operations. White Pine is developing contingency plans to help alleviate potential problems resulting from vendor Year 2000 readiness issues. These plans are scheduled to be completed by the end of the third fiscal quarter of 1999.

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

         To date, White Pine has not engaged any outside support to assist in the Year 2000 compliance process. Its out-of-pocket expenses for this process have totaled less than $25,000 to date and have related principally to the purchase of testing equipment and software. White Pine expects that resources and future out-of-pocket expenses will not exceed an additional $25,000.

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

         Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE, requires companies to capitalize qualifying computer software costs that are incurred during the application development stage and amortize them over the estimated useful life of the software. Statement of Position 98-1 is effective for White Pine as of January 1, 1999. The adoption of Statement of Position 98-1 has not had a material impact on the financial position or results of operations of White Pine.

         Statement of Position 98-9, MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS, modifies certain provisions of Statement of Position 97-2. White Pine's accounting policy on software revenue recognition currently is in compliance with Statement of Position 97-2, as amended by Statement of Position 98-9, and adoption of this Statement of Position, as currently issued, has not had a material impact on the financial position or results of operations of White Pine.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits


         Exhibit    Description
           11.1     Statement re computation of earnings per share

           27.1     Financial Data Schedule for fiscal quarter ended July 2,
                    1999


    (b)  Reports on Form 8-K

         None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of August 16, 1999.

                                  WHITE PINE SOFTWARE, INC.


                                  By:    /s/ KILLKO A. CABALLERO
                                         -----------------------------
                                         Killko A. Caballero
                                         Chief Executive Officer and
                                         President (Principal Executive
                                         Officer)


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