Form 10-Q
period 1999-10-01
WHITE PINE SOFTWARE INC
filed 1999-11-15
CIK 1006591

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

   (Mark One)

     |X| Quarterly report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the quarterly period ended October 1, 1999

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

                                 Yes  |X|   No |_|

The number of shares outstanding of the Registrant's common stock as of November 10, 1999 was 10,679,257.

Transitional Small Business Disclosure Format (check one):

                                 Yes  |_|   No |X|

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

        Condensed Consolidated Balance Sheets as of October 1, 1999 and
        December 31, 1998..................................................  3

        Condensed Consolidated Statements of Operations for the three and nine months ended October 1, 1999 and October 2, 1998 ....................4

        Condensed Consolidated Statements of Cash Flows for the nine months ended October 1, 1999 and October 2, 1998.....................5

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

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    WHITE PINE SOFTWARE, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                       OCTOBER 1,    DECEMBER 31,
                                                         1999           1998
                                                        -------        -------

ASSETS
       Current assets:
            Cash and cash equivalents                   $ 3,513        $ 6,421
            Accounts receivable, net                      2,616          2,122
            Inventories                                      85             65
            Prepaid expenses and other current assets       337            437
                                                        -------        -------
                           Total current assets           6,551          9,045

       Property and equipment, net                        1,231          1,354
       Third party licenses, net                            628            934
       Purchased Software, net                            2,740          3,142
       Trademark, net                                       891            951
       Goodwill, net                                        258            437
       Other long term assets                               103            133
                                                        -------        -------
Total assets                                            $12,402        $15,996
                                                        =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities:
            Accounts payable and accrued expenses       $ 2,303        $ 2,046
            Deferred revenue                                535            346
            Current portion of long-term debt                10             27
                                                        -------        -------
                           Total current liabilities      2,848          2,419

       Long term debt, net of current portion                --              7
       Other long term liabilities                          600          1,155
Total stockholders' equity                                8,954         12,415
                                                        -------        -------
Total liabilities and stockholders' equity              $12,402        $15,996
                                                        =======        =======

See Notes to Condensed Consolidated Financial Statements.

                    WHITE PINE SOFTWARE, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                       Three Months Ended             Nine Months Ended
                                                 ----------------------------    --------------------------
                                                  October 1,      October 2,     October 1,      October 2,
                                                     1999            1998           1999             1998
                                                 ------------    ------------    ------------    -----------

Revenue:
       Software license fees                     $      2,587    $      1,761    $      7,125    $     5,034
       Services and other                                 322             173             864            607
                                                 ------------    ------------    ------------    -----------
                Total revenue                           2,909           1,934           7,989          5,641

Cost of revenue                                           552             373           1,689          1,093
                                                 ------------    ------------    ------------    -----------
Gross profit                                            2,357           1,561           6,300          4,548

Operating expenses:
       Sales and marketing                              1,887           1,719           5,209          5,675
       Research and development                         1,100           1,244           3,373          3,855
       General and administrative                         533             590           1,562          1,860
                                                 ------------    ------------    ------------    -----------
                Total operating expenses                3,520           3,553          10,144         11,390
                                                 ------------    ------------    ------------    -----------
Loss from operations                                   (1,163)         (1,992)         (3,844)        (6,842)

Other income (expense):
       Interest income (expense)                           32             132             142            489
       Other, net                                         (24)            (29)            (74)           (55)
                                                 ------------    ------------    ------------    -----------
                                                            8             103              68            434

Net loss before provision for income taxes             (1,155)         (1,889)         (3,776)        (6,408)
Provision for income taxes                                 --              --              --              5
                                                 ------------    ------------    ------------    -----------
Net loss                                         $     (1,155)   $     (1,889)   $     (3,776)   $    (6,413)
                                                 ------------    ------------    ------------    -----------

Net loss per share:            Basic:            $      (0.11)   $      (0.18)   $      (0.36)   $     (0.67)
                                                 ============    ============    ============    ===========
                               Diluted:          $      (0.11)   $      (0.18)   $      (0.36)   $     (0.67)
                                                 ============    ============    ============    ===========

Basic and diluted weighted average
      shares outstanding                           10,654,947      10,223,672      10,570,482      9,621,000
                                                 ============    ============    ============    ===========

See Notes to Condensed Consolidated Financial Statements.

                    WHITE PINE SOFTWARE, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                             ----------------------
                                                             OCTOBER 1,  OCTOBER 2,
                                                                1999       1998
                                                             ----------  ----------
OPERATING ACTIVITIES
Net loss                                                       $(3,776)   $ (6,413)
Adjustments to reconcile net loss to net cash used in
   operating activities:
        Depreciation                                               329         414
        Amortization of intangible assets                          947         380
        Provision for bad debt                                     (16)         36
        Changes in operating assets and liabilities:
              Accounts receivable                                 (475)        531
              Inventories                                          (19)         39
              Prepaid expenses                                      83         284
              Other assets                                          42          11
              Accounts Payable                                      18         (26)
              Accrued Expenses and other accrued liabilities      (289)       (342)
              Deferred revenue                                     191         (40)
                                                               -------    --------
Net cash used in operating activities                           (2,965)     (5,126)

INVESTING ACTIVITIES
Purchase of property and equipment, net                           (217)       (327)
Purchase of third-party licenses, net                               --        (216)
Purchase of Purchased Software                                      --      (2,642)
                                                               -------    --------
Net cash used in investing activities                             (217)     (3,185)

FINANCING ACTIVITIES
Principal payments on long-term debt and third-party
   licenses                                                        (23)        (52)
Proceeds from common stock issued upon exercise of stock
   options                                                         204          57
Proceeds from common stock issued under Employee Stock
   Purchase Plan                                                    41          39

Market value of common stock issued under purchase of
   intangible assets                                                --       1,828
                                                               -------    --------
Net cash provided by financing activities                          222       1,872

Currency translation effect on cash and cash equivalents            52         (18)
                                                               -------    --------
Net decrease in cash and cash equivalents                       (2,908)     (6,457)
Cash and cash equivalents at beginning of period                 6,421      14,704
                                                               -------    --------
Cash and cash equivalents at end of period                     $ 3,513    $  8,247
                                                               =======    ========


See Notes to Condensed Consolidated Financial Statements.

                    WHITE PINE SOFTWARE, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 OCTOBER 1, 1999

1. ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

WHITE PINE DEVELOPS SOFTWARE SOLUTIONS THAT FACILITATE WORLDWIDE VIDEO AND AUDIO COMMUNICATION AND DATA COLLABORATION ACROSS THE INTERNET AND OTHER NETWORKS USING THE INTERNET PROTOCOL (IP). WHITE PINE'S CU-SEEME-Registered Trademark- WEB PROVIDES THE INDUSTRY'S FIRST MULTIPOINT VIDEO INSTANT MESSAGING OVER THE INTERNET. WHITE PINE'S CU-SEEME-Registered Trademark- PRO AND MEETINGPOINT-TM- CREATE A CLIENT-SERVER SOLUTION THAT ALLOWS MULTIPLE USERS TO PARTICIPATE SIMULTANEOUSLY IN CONFERENCES OVER THE INTERNET, INTRANET AND EXTRANET CONNECTIONS. CLASSPOINT-TM- IS A MEETINGPOINT-TM-ADD-ON THAT PROVIDES A COMPLETE SOLUTION FOR CORPORATE TRAINING AND DISTANCE LEARNING. MEETINGPOINT, WHITE PINE'S FLAGSHIP PRODUCT, SUPPORTS MULTIPLE PLATFORMS, INCLUDING WINDOWS 95/98, NT, SUN SOLARIS, AND RED HAT-Registered Trademark-LINUX. BY DEVELOPING MULTIMEDIA CONFERENCING PRODUCTS THAT REQUIRE NO PROPRIETARY HARDWARE, WHITE PINE IS ABLE TO OFFER MULTIMEDIA CONFERENCING AT A SUBSTANTIALLY LOWER PRICE THAN VENDORS OF TRADITIONAL HARDWARE-BASED SYSTEMS AND THEREBY ENCOURAGE BUSINESSES AND OTHERS TO ADOPT MULTIMEDIA CONFERENCING AS A MASS COMMUNICATION MEDIUM.

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of White Pine and its wholly owned foreign subsidiary, White Pine Software, Europe. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

      Cash and cash equivalents, consisting of cash on hand and investments in high-grade commercial paper having maturities of three months or less when purchased, totaled 3,089,000 and $5,432,000 at October 1, 1999 and December 31, 1998, respectively. These investments have been categorized as held to maturity under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, the balances are stated at amortized cost, which approximates fair value, because of the short maturity of these instruments.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      THIS FORM 10-QSB CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE AND ACHIEVEMENTS OF WHITE PINE TO DIFFER MATERIALLY FROM THOSE INDICATED BY THE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE (1) WHITE PINE'S NEED TO RAISE CAPITAL IN FISCAL 1999, (2) INTENSE COMPETITION FROM MANY PARTICIPANTS IN THE GROUP CONFERENCING INDUSTRY, (3) UNCERTAINTIES ASSOCIATED WITH WHITE PINE'S MARKETING OF ITS MEETINGPOINT PRODUCTS, (4) FLUCTUATIONS IN WHITE PINE'S QUARTERLY REVENUE AND OPERATING RESULTS, (5) RISKS FROM INTERNATIONAL OPERATIONS AND (6) CHANGING ECONOMIC CONDITIONS.

RESULTS OF OPERATIONS

      The following table sets forth line items from White Pine's statement of operations as percentages of total revenue for the three and nine months ended October 1, 1999 and October 2, 1998.

                                              Three Months Ended      Nine Months Ended
                                               ----------------       ----------------
                                               October  October       October  October
                                               1, 1999  2, 1998       1, 1999  2, 1998
                                               -------  -------       -------  -------

Revenue:
      Software license fees                     88.9%    91.0%         89.2%     89.2%
      Services and other                        11.1%     9.0%         10.8%     10.8%
                                                -----    -----         -----    -----
                     Total revenue             100.0%   100.0%        100.0%    100.0%

Cost of revenue                                 19.0%    19.3%         21.1%     19.4%
                                                -----    -----         -----    -----
Gross profit                                    81.0%    80.7%         78.9%     80.6%

Operating expenses:
      Sales and marketing                       64.9%    88.9%         65.2%    100.6%
      Research and development                  37.8%    64.3%         42.2%     68.3%
      General and administrative                18.3%    30.5%         19.6%     33.0%
                                                -----    -----         -----    -----
                     Total operating expenses  121.0%   183.7%        127.0%    201.9%
                                                -----    -----         -----    -----
Loss from operations                           -40.0%  -103.0%        -48.1%   -121.3%

Other income (expense), net                      0.3%     5.3%          0.8%      7.7%
                                                -----    -----         -----    -----
Net loss before provision for income taxes     -39.7%   -97.7%        -47.3%   -113.6%
Provision for income taxes                       0.0%     0.0%          0.0%      0.1%
                                                -----    -----         -----    -----
Net loss                                        -39.7%  -97.7%        -47.3%   -113.7%
                                                =====    =====         =====    =====

         REVENUE. Total revenue increased by 50% to $2,909,000 in the three months ended October 1, 1999 from $1,934,000 in the three months ended October 2, 1998. The growth was primarily due to a 100% increase in conferencing server revenues, which grew to $1,718,000 in the three months ended October 1, 1999 from $857,000 in the corresponding quarter of the prior year. Total revenue increased 42%, from $5,641,000 to $7,989,000 in the nine month periods ended October 2, 1998 and October 1, 1999, respectively. For the nine month periods ended October 2, 1998 and October 1, 1999, conferencing server revenues increased 83% from $2,078,000 to $3,799,000, respectively. Conferencing server revenue growth resulted from a combination of
i) price increases effective in the last week of the 1998 fiscal quarter ended October 2, 1998, ii) sales of MeetingPoint 4.0 and its associated add-ons, Continuous Presence, Streaming Integration, and ClassPoint, all of which began shipping in the second quarter of 1999, and iii) increased sales of the MeetingPoint server. Continuous Presence enables non-White Pine conferencing clients to display four video feeds where they previously viewed one. Streaming media integration enables a real-time videoconference to be broadcast to a large audience of nonparticipants.

         Conferencing client revenues increased 25% in the three months ended October 1, 1999, to $785,000 from $627,000 in the comparable quarter of the prior year. For the nine months ended October 2, 1998 and October 1, 1999, conferencing client revenues increased 29%, from $2,031,000 to $2,625,000. Conferencing client revenue growth was predominantly due to the release of White Pine's most recent version of its CU-SeeMe client, CU-SeeMe Pro, which began shipping in March 1999. The release of CU-SeeMe Pro also increased sales over White Pine's website, growing 67% year over year from $712,000 in the nine months ended October 2, 1998 to $1,191,000 in the nine months ended October 1, 1999.

         White Pine is experiencing relatively lengthy, two-step sales cycles for its MeetingPoint server products. The first step typically extends from one to three months and results in sales of small quantities of the server products for pilot programs. The second step extends considerably longer, from six months to over a year, as customers decide whether to move beyond the pilot programs to deployment of MeetingPoint on a company-wide basis.

         White Pine's legacy connectivity product revenues have continued to decline, experiencing a sharp drop in the quarter ended October 1, 1999 as a result of purchasing delays associated with customer Y2K budgets. Legacy connectivity revenue decreased by 31% to $300,000 in the quarter ended October 1, 1999 from $434,000 in the quarter ended October 2, 1998. The percentage of total revenue represented by revenue from legacy connectivity products decreased to 10% in the quarter ended October 1, 1999 from 22% in the quarter ended October 2, 1998. For the nine months ended October 1, 1999, legacy connectivity revenue declined 7% to $1,495,000 or 19% of total revenue from $1,613,000 or 29% in the corresponding period of the prior year.

         White Pine continues to invest minimally in the legacy connectivity products, but believes that White Pine is no longer dependent on the revenue streams generated by these product lines. There can be no assurance, however, that White Pine will continue to be successful in generating server revenue in an amount sufficient to offset declines in revenue from its legacy connectivity products, or at all. The actual amount of revenue generated by White Pine's server products may vary significantly depending on a number of factors, including the unproven market status and acceptability of the products and significant and increasing competition for those products.

         COST OF REVENUE. Cost of revenue consists principally of royalties and associated amortization of paid license fees relating to third-party software included in White Pine's products, and costs of product media, manuals, packaging materials, product localization for international markets, duplication and shipping. Cost of revenue was 19% of total revenue in the quarter ended October 1, 1999 and the quarter ended October 2, 1998. For the nine months ended October 1, 1999, cost of revenue increased to 21% from 19% in the corresponding period of the prior year. The increase in cost was attributable to the higher volume of camera bundles which carry a higher cost than software-only products. The cost of revenue is expected to be lower in the future as the result of significantly lower royalty payments to a third party for their T.120 technology.

         SALES AND MARKETING. Sales and marketing expense consists primarily of costs associated with sales and marketing personnel, sales commissions, trade shows, advertising and promotional materials. Sales and marketing expense increased by 10% to $1,887,000 in the quarter ended October 1, 1999 from $1,719,000 in the respective period in the prior year. For the nine months ended October 1, 1999, sales and marketing expense declined 8% to $5,209,000 from $5,675,000 in the respective period of the prior year. The increase in sales and marketing expense in the third quarter was driven primarily by increased trade show activity, marketing programs, and commission expense on higher sales volume.

         RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of costs of personnel and equipment. Research and development expense decreased by 12% to $1,100,000 in the quarter ended October 1, 1999, from $1,244,000 in the comparable period in the previous year. For the nine months ended October 1, 1999, research and development expense declined 13% to $3,373,000 from $3,855,000 from the comparable period in the prior year. The quarter-to-quarter decline was primarily due to the reduction of contractors. The year-to-year decline was principally attributable to lower headcount, contractors, and associated expenses in the 1999 period. Research and development headcount increased in the three months ended October 1, 1999; total research and development headcount was 41, as compared to 40 on October 2, 1998.

         GENERAL AND ADMINISTRATIVE. General and administrative expense consists of administrative, financial and general management activities, including legal, accounting and other professional fees. General and administrative expense decreased by 10% to $533,000 from $590,000 and by 16% to $1,562,000 from
$1,860,000 in the three and nine month periods ended October 1, 1999 and October 2, 1998, respectively. The year-over-year declines were primarily due to reduced telephone and communications expense, reduced rent, and lower supplies and freight expenses, all reflective of cost control measures in effect throughout 1999.

         PROVISION FOR INCOME TAXES. White Pine's provision for income taxes consists of federal alternative minimum taxes and state and foreign income taxes. White Pine made no provision for income taxes for the three and nine months ended October 1, 1999 and October 2, 1998 as the result of White Pine's net losses incurred during those periods and White Pine's expectation that it will incur a net loss for the fiscal year ending December 31, 1999. White Pine expects that its effective tax rate for the foreseeable future will be lower than the combined federal and state statutory rate primarily as a result of the realization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

         White Pine used cash of $489,000 in the three months ended October 1, 1999, as compared with $2,835,000 cash used in the three months ended October 2, 1998. Cash used in the three months ended October 1, 1999 was comprised largely of the net loss of $1,155,000, offset in large part by the noncash impact of depreciation and amortization of $506,000, and a reduction in accounts receivable of $157,000. This compares with $2,835,000 of cash used in the same quarter of the prior year, consisting of $1,889,000 in net loss, approximately $700,000 in cash paid out in conjunction with the Labtam asset purchase, and $216,000 in third party software license purchases.

         Cash used in the nine months ended October 1, 1999 was $2,908,000, compared with $6,457,000 in the comparable quarter of the prior year. The $2,908,000 was comprised primarily of the net loss of $3,776,000 and an increase in accounts receivable of $475,000, offset in part by the noncash impact of depreciation and amortization in the amount of $1,276,000. Cash used in the nine months ended October 2, 1998 consisted of the net loss of $6,413,000, approximately $700,000 in cash paid out in conjunction with the Labtam asset purchase, $543,000 in purchases of property, equipment, and third party software licenses, offset in part by the noncash effect of depreciation, amortization, and provision for bad debt of $830,000, and an increase in prepaid expenses of $284,000.

         On March 31, 1999, White Pine terminated its commercial loan agreement with Fleet Bank-NH, which had provided for a $1,000,000 revolving line of credit. White Pine maintains a separate term loan with Fleet Bank-NH that had a balance of approximately $10,000 at October 1, 1999.

         At October 1, 1999, White Pine had cash and cash equivalents of $3,513,000 and working capital of $3,703,000. White Pine believes that its current cash and cash equivalents and funds generated from operations (if any) will be sufficient to fund White Pine's operations and capital expenditures through fiscal 1999. Thereafter, White Pine's liquidity will be materially dependent upon its internally generated funds and its ability to obtain funds from additional equity or debt financings from external sources.

         White Pine expects that it will need to raise capital in fiscal 1999, either through a private or public offering of debt or equity or as part of a strategic partnership or joint venture. White Pine continues to experience a negative cash flow each quarter. No assurance can be given that financing will be available on acceptable terms or at all. If White Pine is unable to raise funds, it may be unable to support its projected operations and may be required to defer, for a period of time or indefinitely, its research and development activities or its continued roll-out of new products and product versions. White Pine has effected two focused personnel reductions during the past two fiscal years in order to control costs, and it may be required to effect further reductions if it is unsuccessful in raising additional capital during fiscal 1999. White Pine's capital requirements may vary materially from those it now anticipates depending on a number of factors, including:

      - the level of its research and development activities;

      - the rate of market acceptance of its software offerings; and

      - the success of its sales, marketing and distribution strategy.

         If White Pine does not meet its goals with respect to revenue or if its costs are higher than anticipated, substantial additional funds may be required.

YEAR 2000 COMPLIANCE

      White Pine has formed a Year 2000 readiness team to evaluate all of its systems, including its information technology systems. White Pine's internal team has compiled a list of all computer applications and infrastructure to determine Year 2000 compliance. White Pine has identified and tested its seven mission-critical software programs and has determined those systems to be Year 2000 compliant. These software programs represent White Pine's mail server, the web server (electronic storefront), ftp server, the joint support/customer service/sales system, the accounting and manufacturing system, the source code monitoring system, and credit card authentication system. White Pine has received Year 2000 readiness statements from a majority of its vendors. These vendors will be required to address compliance issues and to ensure these issues are resolved in a timely manner. In the event that White Pine's vendors are not fully year 2000 compliant prior to December 31, 1999, White Pine could experience disruption and delays that could have a material adverse impact on operations. White Pine has developed contingency plans to help alleviate potential problems resulting from vendor Year 2000 readiness issues.

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

      Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"), requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The adoption of SFAS 133 is not expected to have a material impact on the financial position or results of operations of White Pine.

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

      Statement of Position 98-4, DEFERRRAL OF THE EFFECTIVE DATE OF A PROVISION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS, modifies certain provisions of Statement of Position 97-2. White Pine's accounting policy on software revenue recognition currently is in compliance with Statement of Position 97-2, as amended by Statement of Position 98-4, and adoption of this Statement of Position, as currently issued, has not had a material impact on the financial position or results of operations of White Pine.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

          Exhibit    Description

            11.1     Statement re computation of earnings per share

            27.1     Financial Data Schedule for fiscal quarter ended October 1,
                     1999

      (b)  Reports on Form 8-K

             None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of November 15, 1999.

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