Form 10KSB
period 1999-12-31
WHITE PINE SOFTWARE INC
filed 2000-03-28
CIK 1006591

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                     -------------------------------------

                                   FORM 10-KSB

(MARK ONE)

           x Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                    For the fiscal year ended December 31, 1999
                    Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                    For the transition period from ________ to ________

                        Commission File Number: 000-21415

                     -------------------------------------

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

                     -------------------------------------

         Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act: Common stock, par value $.01 per share

         Check whether the issuer: (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes x No

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB:

         State issuer's revenues for its most recent fiscal year: $12,001,618.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 2000, was $419,070,934, based on a total of 10,542,665 shares held by non-affiliates and on the last published sale price on the Nasdaq National Market of $39.75.

         The number of shares of the Registrant's common stock outstanding as of March 1, 2000 was 12,073,662.

         Transitional Small Business Disclosure Format (check one): Yes No x

===============================================================================

                                TABLE OF CONTENTS

                                                                                                                 PAGE
                                                                                                              -------------
PART I
Item 1.           Description of Business                                                                           4
Item 1A.          Risk Factors                                                                                     16
Item 2.           Description of Property                                                                          23
Item 3.           Legal Proceedings                                                                                24
Item 4.           Submission of Matters to a Vote of Security Holders                                              24


PART II

Item 5.           Market for Common Equity and Related Stockholder Matters                                         25
Item 6.           Management's Discussion and Analysis of Financial Condition and Results of Operations            26
Item 7.           Financial Statements                                                                             29
Item 8.           Changes In and Disagreements With Accountants on Accounting and Financial Disclosure             30

PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                     Compliance With Section 16(a) of the Exchange Act                                             31
Item 10.          Executive Compensation                                                                           34
Item 11.          Security Ownership of Certain Beneficial Owners and Management                                   37
Item 12.          Certain Relationships and Related Transactions                                                   38
Item 13.          Exhibits and Reports on Form 8-K                                                                 39


                     -------------------------------------

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

                     -------------------------------------

         Unless the context requires otherwise, "White Pine," "we," "us" and similar terms refer to White Pine Software, Inc. and its subsidiary.

         CLASSPOINT, CU-SEEME, MEETINGPOINT and WHITE PINE are our trademarks. This Annual Report also contains additional trademarks and trade names of White Pine and other companies.

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

OVERVIEW

         We develop software solutions that facilitate worldwide video and audio communication and data collaboration across the Internet, intranets, extranets and other networks using the Internet Protocol (IP). Our CU-SeeMe Web product provides the industry's first multipoint video instant messaging over the Internet. Our CU-SeeMe Pro and MeetingPoint create a client-server solution that allows multiple users to participate simultaneously in conferences over the Internet. ClassPoint is a MeetingPoint add-on that provides a complete solution for corporate training and distance learning. We support multiple platforms, including Windows 95, 98 and NT, Sun Solaris, and Red Hat Linux. Our web site is located at WWW.WPINE.COM. CU-SeeMe Web can be experienced at WWW.CUSEEMEWORLD.COM. Information contained in our web site is not a part of this Annual Report.

         We have established White Pine as a leader in visual communications technology. We offer technologies such as streaming media integration and a Web-based client that we believe are not offered by any other provider today. Our CU-SeeMe client is widely distributed, and we believe that there is strong brand equity in the CU-SeeMe name.

         We intend to capitalize on these attributes by targeting increased distribution of our client software, which will ultimately create additional demand for MeetingPoint servers. Targeting Internet service providers, portal sites, and enterprises, we will either sell a complete end-to-end solution for Internet communications or sell Internet communications services whereby the customer pays a recurring fee to video/audio-enable and maintain their web site.

         As the Internet continues to evolve from an information exchange to an integrated communications medium, we believe our technology can help facilitate this transition by providing visual communications on demand that are simple enough for the average Internet user to engage, and powerful enough to provide robust functionality for web-based businesses.

OUR CU-SEEME WEB/MEETINGPOINT SOLUTION

         Our CU-SeeMe Web technology, introduced in October 1999, enables live audio, video and text chat to be embedded in a standard web browser. CU-SeeMe Web facilitates on-demand Visual Instant Messaging, web-based videochat, live interactive web events, and face-to-face, online call centers for e-commerce and support services.

         With CU-SeeMe Web, we believe that Internet portals and web sites can customize their web pages with new interactive features that will attract more visitors to their sites and keep them there for longer periods of time. Internet service providers, or ISPs, and applications service providers, or ASPs, can offer a broad range of value-added services to their enterprise and consumer customers. E-commerce sites can offer live, personalized assistance to buyers while they are in the process of shopping online. CU-SeeMe Web gives Internet web sites a new set of tools to grow membership, create online communications, increase revenue streams, and offer services that have not previously been available. As portal sites deploy CU-SeeMe Web to enhance the communications capabilities of their sites, we believe that consumers will adopt visual communications on the Internet as an accepted medium. This will accelerate all forms of visual communications as mainstream Internet applications.

         Portals and businesses with a strong Internet presence are constantly engaged in activities to bring consumers to their sites and keep them there longer. CU-SeeMe Web allows these sites to create interactive communities for sharing information about their products and services through live videochat experiences. CU-SeeMe Web allows Internet businesses to provide community-based videochat inside a browser window of their design.

         Instant Messaging and e-mail have become powerful services provided by Internet portals to add value to their sites and keep consumers coming back. Video Instant Messaging provides a new enhancement to this accepted Internet activity by adding audio and video to the Instant Message experience. The product provides innovative web developers with the flexibility of choice as Instant Messaging becomes embedded into new Internet applications. CU-SeeMe Web allows Internet call centers to be developed that enable interactive two-way communications over the Internet, including two-way visual communications. Product demonstrations, personalized customer service, interactive press and analyst briefings, and employment interviews are a few of the many applications for CU-SeeMe Web. The consumer is automatically connected, visually, audibly, and with text-based chat simply by clicking on a browser button. For sites that host text-based chat rooms today, CU-SeeMe Web offers the possibility to enhance the user experience and add a new dimension of communication with video and audio. CU-SeeMe Web provides significant differentiation from other companies that offer only text chat or text and audio interaction over the Internet. Visitors can access a page that is CU-SeeMe Web-enabled using either Netscape Navigator or Microsoft Internet Explorer. Users can access live video and audio without having any related software previously installed on their machines.

         Should the end user decide to upgrade from CU-SeeMe Web into a more feature-rich client software, we provide CU-SeeMe Pro for sale over our web site and in retail stores. CU-SeeMe Pro offers the user the additional features of
H.323 standards compliance, integrated desktop application sharing, a flexible user interface, a Conference Companion that simplifies storing and retrieving contact information, and additional audio and visual enhancements.

         CU-SeeMe Web integrates with our MeetingPoint conference server, which provides many of the back-end functions needed for applications like videochat, collaboration, IP call centers, Internet event management, and other multipoint applications. MeetingPoint also enables back-end services like call transfer, queuing, and agent log-in and management. MeetingPoint allows for additional innovation on the site - for example, a small group of people could participate interactively with CU-SeeMe Web in a live event, while the entire event could be streamed out to a large number of viewers using MeetingPoint's Streaming Media integration technology.

         MeetingPoint, the software-only server component of our multimedia conferencing solution, allows users of CU-SeeMe to participate in multipoint, multimedia conferences with a nearly unlimited number of users. Administrators create and host conferences using MeetingPoint. End users then connect to the conference, using either CU-SeeMe or any other third-party H.323 compliant multimedia conferencing client product. MeetingPoint's core "multimedia router" technology enables the group interaction to take place by "routing" it to the other conference participants. MeetingPoint solves the complex problem of enabling real-time multipoint communication over the Internet between users operating at different connection speeds without degrading the quality of the entire conference to that of the slowest connection speed.

         MeetingPoint, introduced in November 1997, was the industry's first
H.323 compliant multimedia conferencing server. MeetingPoint's software-only architecture makes it scalable and deployable over a variety of hardware platforms and operating systems, including Windows NT, Solaris and RedHat Linux. MeetingPoint is the only software-only conferencing server currently available on a UNIX platform.

         MeetingPoint is able to manage the amount of network resources that are consumed as it hosts a group conference. We believe that the use of Internet protocol-based networks for real-time communication is beginning a phase of significant growth, with thousands of new users every day and creative new applications being discovered weekly. However, multimedia requires significant bandwidth. While emerging technologies like Fast Ethernet, ADSL and high-speed cable modems promise expanded bandwidth in the near future, today most users face network constraints. Home users, for example, are often limited to 28.8 Kbps modem connections. Business, governmental and educational enterprises may have 10 Mbps modem local area networks, but these are used for a variety of traditional, mission-critical applications such as file sharing, e-mail and printing. Even network service providers are challenged to stretch their network resources to cover rapidly growing customer traffic. In those rare instances where bandwidth is plentiful, it typically comes at a relatively high cost, especially for wide area network links. Because of these network constraints, MeetingPoint's bandwidth management capability allows users to make the most of the new collaboration, entertainment and learning possibilities that network-based multimedia communications create, without having to make expensive upgrades to their existing network infrastructure.

OUR APPLICATION SERVICE PROVIDER SOLUTION

         We believe that certain ISPs, portal sites, and enterprises would like to offer visual communications services, but are unwilling to take on the added burden of infrastructure costs, technology training, and resource allocation necessary to deploy these services well. Part of our strategy is to accelerate broadscale deployment and facilitate site adoption of our technology by providing customers with the services necessary to get them up and running, and keep them running reliably and smoothly.

          We plan to assist our customers with our technology deployments, MeetingPoint-specific systems integration services, network design, and MeetingPoint server installation and configuration. Hosting of conferencing services will be provided on shared or dedicated MeetingPoint servers, providing greater scalability and flexibility than the customer could provide on its own. Our ASP will provide a full suite of Internet communications services, enabling our customers to provide community management, directory services, point-to-point calls, broadcast and server-based conferencing. These services are ideally suited for enterprise customers; however, ISPs and portal sites interested in hosting their own sites can also benefit from our deployment assistance.

         Our ASP business can be divided into two discrete offerings: Hosting Services and Professional Services.

          HOSTING SERVICES

         When introduced in the second fiscal quarter of 2000, our hosting services will enable the customer to offer video/audio-enhanced applications leveraging our back-end infrastructure and service operations center, or SOC. The customer can realize greater economies of scale by utilizing our shared server hosting model and forgoing the actual purchase of MeetingPoint conferencing servers and necessary supporting infrastructure. The SOC will serve as our interface with the network operation functions provided by our outsourced network partner, as well as provide the customer with monitoring and analytical functions as follows:

         - application and performance monitoring, configuration and support;

         -        primary interface to the customer site via a secure browser;

         - trouble ticket and ticket status reporting, application configuration, application monitoring, and electronic help;

         -        traditional dial-in support, staffed 24 hours every day; and

         - real-time monitoring of customer's web site in an effort to prevent and curtail inappropriate behavior and maintain secure, G-rated sites for a customer's subscribers.

Hosting services will be offered for both White Pine technologies and other supported technologies. Our ASP will provide communications services from PC to PC and from PC to telephone, on both a one-to-one and a group basis.

          PROFESSIONAL SERVICES

         Our Professional Services unit will offer the customer an integrated service plan, regardless of the customer's intention to self-host or outsource hosting. Professional Services will provide ongoing or periodic support for the following:

         -        hardware deployment;

         - software deployment, including engineering support to optimize the customer's network to render it audio- and video-enabled;

         - network management of customer-hosted services through the SOC (regardless of whose network the operations are deployed on);

         - ongoing status monitoring (hardware failure, software usage, saturation forecasting, ongoing maintenance and support, and extranet interface reporting); and

         -        capacity management.

         We have secured our first network operations center, or NOC, from where the majority of these services will be deployed, and begun the buildout necessary to render the facility operational by the second fiscal quarter of 2000. We are in the process of securing partnerships with a major network provider as well as a major hardware provider in order to provide an optimal and complete service offering. Services offered through the ASP business will be compensated through hourly fees or contractual agreements.

OUR PORTAL SITE SOLUTION

         In an effort to expose the Internet community to the positive and highly adaptable concept of Internet communications, we have launched our own communications portal site, CUSeeMe World. The site enables anyone with Internet access the opportunity to "click to videochat" by downloading a thin CU-SeeMe Web client and initiating video and audio communication immediately, either in a preconfigured topic-specific chat room or a customized chat room created by the user. The site is designed to not only expose the average user to video communications, but to present ISPs and portal sites with proof of concept for their own anticipated communications deployments. An important aspect of the site is its ability to draw users into the online communication experience, without the prerequisites of purchasing software or hardware. The user needs no special software or hardware to participate; users without cameras can readily text- and audio-chat with, as well as see, users with cameras. We believe that many users choose to purchase a camera after experiencing the CUSeeMe World site. The site offers free membership to users, and is sponsored by a number of topic-specific web sites.

STRATEGY

         Our objective is to be the leading supplier of software solutions that facilitate worldwide video and audio communication and data collaboration across the Internet. To achieve this objective, we are implementing the following strategies:

          MAINTAIN TECHNOLOGICAL LEADERSHIP. Since 1996, we have developed and introduced leading-edge visual communications technology for the Internet. Products such as CU-SeeMe and MeetingPoint have won numerous industry awards for their market-leading technology. We intend to extend our leadership position by continuing to invest in research and development and to build upon our existing technology.

         DRIVE MARKET ACCEPTANCE OF OUR APPLICATION SERVICE PROVIDER CAPABILITIES. We believe that a number of potential users of Internet-based visual communications services are hesitant to make a significant infrastructure and training investment viewed as necessary to deploy and support these services. We believe that our introduction of hosting services and related professional services will ease the implementation of Internet-based visual communications services for customers such as ISPs, portal sites and enterprises. We intend to increase market awareness and acceptance of our software products, such as CU-SeeMe and MeetingPoint, through the introduction of our hosting services and professional services in the second fiscal quarter of 2000.

         EXPAND MARKET PENETRATION OF MEETINGPOINT. We believe our future success will depend significantly on our ability to market MeetingPoint. We believe that opportunities exist to market MeetingPoint to Internet Service Providers, corporations and other entities seeking to enable and promote multimedia group conferencing. We believe that our leadership position in this market space has positioned us to achieve revenue growth as the H.323 market matures and expands.

         CONTINUE TO DEVELOP PORTFOLIO OF PROPRIETARY TECHNOLOGY. Our success depends heavily upon our proprietary technology. Through several transactions, such as our purchase of T.120 whiteboard and data collaboration technology from Labtam Communications and our acquisition of trademark, source code and other intellectual property rights related to the CU-SeeMe and MeetingPoint technologies from Cornell Research Foundation, we have significantly strengthened our proprietary technology. We intent to continue to develop proprietary technology internally through our research and development efforts, as well as to continue to seek selected opportunities to acquire intellectual property rights from third parties.

PRODUCTS

          INTERNET COMMUNICATIONS

         Our multimedia conferencing products, CU-SeeMe and MeetingPoint, provide a real-time, multipoint video and audio communication and data solution over the Internet, intranets, extranets and other networks using the Internet Protocol. By developing multimedia conferencing products that require no proprietary hardware, we are able to offer multimedia conferencing at a substantially lower price than vendors of traditional hardware-based systems, thereby encouraging businesses and others to adopt it as a mass communication medium. Our CU-SeeMe product has afforded our company brand name recognition, an installed base and a time-to-market advantage over other vendors seeking to develop software multimedia conferencing solutions.

         CU-SeeMe Web, our latest offering to improve Internet communications, enables live audio, video and text chat to be embedded in a standard web browser. CU-SeeMe Web opens up a new world of applications for the Internet, enabling on-demand Visual Instant Messaging, web-based videochat, live interactive web events, and face-to-face, on-line call centers for ecommerce and support services. CU-SeeMe Web is a software application that allows web page developers to embed audio, video, text chat and conference control features into a web page. The design of the web page can be completely customized by the developer, as can the destination of the CU-SeeMe Web connection. CU-SeeMe
Web integrates with our MeetingPoint conference server, which provides many of the back-end functions needed for applications like videochat, collaboration, IP call centers, Internet event management, and other multipoint applications. MeetingPoint also allows for additional innovation on the site - for example, a small group of people could participate interactively with CU-SeeMe Web in a live event, while the entire event could be streamed out to a large group of viewers using MeetingPoint's Streaming Media integration technology.

     -   October 1999
         White Pine's CU-SeeMe Web Technology Named Bast of Show at Fall Internet World

     -   November 1999
         White Pine's CU-SeeMe Web Technology Named 1999 Product of the Year by INTERNET TELEPHONY Magazine

     -   December 1999
         White Pine's CU-SeeMe Web Technology Named 1999 Product of the Year by CALL CENTER SOLUTIONS Magazine

         VIDEOCHAT YOUR SITE

         In March 2000, we introduced the commercial package of our CU-SeeMe Web technology. The package, called Videochat Your Site, enables Internet websites to embed live, interactive audio, video, and text chat into their site. Videochat Your Site gives portals and affiliate sites a way to grow their user communities and increase the amount of time that people spend on their sites. It gives site users the value of participating in live visual communications, all with the ease of a standard web browser.

         Videochat Your Site includes a software developers kit for CU-SeeMe Web which enables a web developer to integrate the live audio, video and text components into a site-branded page. It also includes a number of templates to get websites up and running with the technology quickly and the MeetingPoint server, which manages all of the backend aspects of group chatting and conferencing. Pricing begins at $23,990 for the CU-SeeMe Web SDK and the MeetingPoint license. A distribution license for the CU-SeeMe Web plug-in is based on a revenue sharing model between our company and the customer.

         CU-SEEME

         CU-SeeMe is our desktop multimedia conferencing software for real time person-to-person or group conferencing. CU-SeeMe works in conjunction with our MeetingPoint conference server to provide a complete software-based, multipoint conferencing solution.

         CU-SeeMe can be used over the Internet or any Internet protocol-based network, providing the user with the power to communicate globally without expensive hardware. By operating over the Internet, CU-SeeMe substantially broadens the base of businesses, organizations and individuals able to engage in multimedia conferencing. This software-only solution runs on both Windows and Macintosh platforms and offers full-color video, audio, chat window and whiteboard communications. The user can participate in "Live over the Internet" conferences, broadcasts or chats. CU-SeeMe can be launched directly from web pages with the user's favorite web browser, using 28.8 Kbps modem, ISDN link or faster connections. For audio-only telephony use, CU-SeeMe works effectively over a 14.4 Kbps modem. CU-SeeMe is the only desktop conferencing client capable of displaying up to twelve simultaneous video windows, allowing the user to see everyone in a small-group conference without video switching. CU-SeeMe also is the only cross-platform product capable of H.323 interoperability on Windows 95, 98 and NT, and MacOS.

         The initial version of CU-SeeMe, introduced in March 1996, was the first commercially available Internet-based multimedia conferencing product. CU-SeeMe has been featured in a number of online and industry publications and has won a substantial number of awards in its three years of commercial availability, including:

January 1998
PC Computing names CU-SeeMe V3.0 Best Web Communications
Product of the Year 1997

January 1998
Internet World names CU-SeeMe Best of the Net 1997

January 1998
CU-SeeMe receives CTI Magazine's 1997 Editors' Choice Award

January 1998
CU-SeeMe receives 5 Star Shareware Award

July 1998
CU-SeeMe receives PC Computing's A-List Award


In addition, CU-SeeMe was recognized by PC Data, a leading marketing intelligence firm, as the Top-Selling Retail Multimedia Conferencing Title for the First Half of 1998.

          We currently offer two versions of CU-SeeMe:

         - CU-SEEME 3.1.2 began shipping in November 1998 and includes Contact List feature. CU-SeeMe 3.1.2 is available on Windows 95, 98 and NT, and MacOS platforms. However, with the introduction of CU-SeeMe Pro, we expect future sales of CU-SeeMe 3.1.2 to be made principally to Macintosh users and original equipment manufacturers. CU-SeeMe has a suggested retail price of $99.

         - CU-SEEME PRO began shipping in March 1999 and represents our next-generation client offering. CU-SeeMe Pro is available on Windows 95, 98 and NT platforms, has a suggested retail price of $99 and includes the following features:

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

                  - a set-up wizard that automatically defines the optimal settings based on the user's network connection and capture device; and

                  - a "Conference Companion," which simplifies the way users make connections, keep a contact list and access directory services. This new feature replaces the address list found in prior versions and enables a user to make a connection using only an e-mail address as opposed to an Internet protocol address. It includes a Web-based home page that can be customized for internal use by businesses.

         We ship CU-SeeMe as packaged software and also make CU-SeeMe available for downloading over the Internet. We also offer CU-SeeMe as a bundled package with MeetingPoint and with third-party cameras. In December 1998, we began shipping CU-SeeMe bundled with our private label camera, the CU-SeeMe Cam, a parallel port, 256 color desktop camera. The CU-SeeMe Cam bundled package has a suggested list price of $99.

         CU-SEEME WORLD

         In March 1999, we introduced our portal Web site,
www.cuseemeworld.com. We believe CU-SeeMe World will help us promote CU-SeeMe, MeetingPoint, and professional services sales by:

         - providing a showcase for our visual communications and related "tools";

         -  building a centralized community of group conferencing users;

         - facilitating user interaction through the utilization of member directors, Web-based Internet Locator Service for locating users online, "safe" email interchanges in which email addresses are masked and users exchange email via user names, and threaded discussion groups;

         - generating strategic alliances through sponsorships and partnering opportunities; and

         - encouraging content providers to offer structured conferencing and programming.

         We believe that successful management of the site will not only serve to promote our ASP service offerings, but will generate advertising revenue and strategic alliances through sponsorships and partnering opportunities.

         MEETINGPOINT

         MeetingPoint, the software-only server component of our multimedia conferencing solution, allows users of CU-SeeMe to participate in multipoint, multimedia conferences with a nearly unlimited number of users. Administrators create and host conferences using MeetingPoint. End users then connect to the conference, using either CU-SeeMe or any other third-party H.323 compliant multimedia conferencing client product. MeetingPoint's core "multimedia router" technology enables the group interaction to take place by "routing" it to the other conference participants. MeetingPoint solves the complex problem of enabling real-time multipoint communication over the Internet between users operating at different connection speeds without degrading the quality of the entire conference to that of the slowest connection speed.

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

         In 1999, Meeting Point received the following awards:

January 1999
MeetingPoint named 1998 Product of the Year by Internet
Telephony Magazine.

February 1999
MeetingPoint named 1998 Product of the Year by CTI
Magazine.

December 1999
MeetingPoint named 1999 Product of the Year by Communications
Solutions Magazine (formerly CTI Magazine).

         MeetingPoint is able to manage the amount of network resources that are consumed as it hosts a group conference. We believe that the use of Internet protocol-based networks for real-time communication is beginning a phase of significant growth, with thousands of new users every day and creative new applications being discovered weekly. However, multimedia requires significant bandwidth. While emerging technologies like Fast Ethernet, ADSL and high-speed cable modems promise expanded bandwidth in the near future, today most users face network constraints. Home users, for example, are usually limited to 28.8 Kbps modem connections. Business, governmental and educational enterprises may have 10 Mbps modem local area networks, but these are used for a variety of traditional, mission-critical applications such as file sharing, e-mail and printing. Even network service providers are challenged to stretch their network resources to cover rapidly growing customer traffic. In those rare instances where bandwidth is plentiful, it typically comes at a relatively high cost, especially for wide area network links. Because of these network constraints, MeetingPoint's bandwidth management capability allows users to make the most of the new collaboration, entertainment and learning possibilities that network-based multimedia communications create, without having to make expensive upgrades to their existing network infrastructure.

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

         In October 1998, we became the first company to demonstrate continuous presence for H.323 conferencing, as an add-on to MeetingPoint. Continuous presence enhances the conferencing experience by enabling the conference participants to see up to four video windows at one time. Prior to the continuous presence capability, H.323 client users could only see the participant that was talking, and not any of the other participants. We made it possible, for the first time, for many popular H.323 clients in a multipoint group conferencing environment to utilize continuous presence, including users of Microsoft NetMeeting, Intel ProShare and PictureTel LiveLAN. Continuous Presence is delivered to these desktop H.323 clients through a software add-on option to MeetingPoint and represents a feature add previously only available through H.320 conferencing. Continuous presence was made generally available to the public in the second fiscal quarter of 1999.

         Additionally, we offer a Streaming Media Integration add-on to MeetingPoint. With the option for integration of streaming media, MeetingPoint is able to broadcast a live interactive conference to hundreds or even thousands of people using a streaming media server and player such as the Microsoft NetShow Server and a Windows Media Player. Conferences can be broadcast live, or recorded and replayed on demand. Because the Windows Media Player is widely available as a free applet, it extends the possibilities for conferencing with and communicating to a much wider audience. This combination of technologies, with both an interactive group of participants and a viewing group of participants, lends itself to a number of corporate and Internet scenarios.

         MeetingPoint pricing begins at a suggested retail price of $8,995 for ten user connections. Continuous presence and Streaming Integration options are available as add-ons at a suggested retail price of $4,995 each. We also license CU-SeeMe and MeetingPoint as a bundled package and offer site licenses and volume discounts for larger purchases.

RESEARCH AND DEVELOPMENT

         Our research and development activities historically were separated between legacy connectivity products and group conferencing products. We believe our future success depends on our group conferencing solutions, and, in conjunction with our sale of the assets of our legacy connectivity business in February 2000, we have focused all of our research and development resources on group conferencing technology.

          Our research and development expenditures totaled $4.8 million in 1999 and $5.0 million in 1998. We intend to increase levels of resources devoted to research and development in 2000, although the actual amount of research and development expenses will depend on a number of factors, including the level of market acceptance of our current products, our ability to fill headcount requisitions on a timely basis, and the rate of technological change in the group conferencing industry.

MARKETING AND DISTRIBUTION

         We market and sell our products through a combination of distributors, original equipment manufacturers and strategic partners, our Certified Alliance Partners program for resellers, our direct sales organization, and directly over the Internet. Our sales force is located in Nashua, New Hampshire, San Jose, California, and La Gaude, France. We maintain web sites where prospective customers can obtain information about our products and services and download our multimedia conferencing products. We conduct marketing programs, including direct mail, advertising, public relations and product literature, to support each of our sale channels and to position and promote our products and services. Marketing personnel provide price lists and product descriptions and assist the direct sales force through lead generation and sales training.

         Our primary strategy for marketing and distributing our group conferencing products is to establish new strategic and original equipment manufacturer relationships and extend existing relationships with multinational firms that provide particular marketing or distribution opportunities or technological capabilities for our group conferencing products. We have already established distribution relationships in Australia, Austria, Belgium, Egypt, Finland, France, Germany, Greece, Hong Kong, Hungary, Israel, Italy, Japan, Korea, Netherlands, Norway, Slovania, South Africa, Spain, Sweden, Switzerland and the United Kingdom. We have also formed original equipment manufacturer or bundling relationships in order to provide customers with turnkey solutions and to facilitate product sales through distribution channels. In 1996, we began to employ Tech Data and Ingram Micro as distributors to deliver CU-SeeMe to consumers through retail channels including store chains and superstores.

CUSTOMERS

         Our customers include ISPs, portal sites, businesses, educational institutions, government organizations and individual consumers. We sell our software to end users and to original equipment manufacturers that bundle our software with other products. We intend to sell our Internet communications services to ISPs, portal sites and businesses.

CUSTOMER SERVICE AND SUPPORT

         We are committed to maintaining customer satisfaction and loyalty. We employ technical customer representatives located in Nashua, New Hampshire to support and service our customer base. Certain of our distributors and original equipment manufacturer customers maintain separate customer support organizaitons for their own customers. We provide second-tier support to those organizations.

         We provide customer support via telephone, fax and e-mail during normal business hours for our warranty product customers. We also offer a variety of fee-based maintenance and support options, including a 24 x 7 option, and automatic shipments of all enhancements and upgrades for licensed products. To augment our optional support services, we provide online frequently asked questions and an auto-response knowledge base for e-mail inquiries. We monitor a number of third-party mail lists and related web sites in order to ensure technical accuracy for our products. Customer support specialists diagnose and solve technical problems related not only to our products but also to other hardware and software with which our products may interact. We track all support requests, including current status reports and historical customer interaction logs, using a series of customer databases. We use customer feedback as a source of ideas for product improvements and enhancements.

         In February 1999, we began charging CU-SeeMe customers for technical support on a per-incident basis if they are not covered by a maintenance contract.

PROPRIETARY RIGHTS

         Our success is heavily dependent upon our proprietary technology. We currently have no patents and rely primarily on copyright, trademark and trade secrets law, as well as employee and third-party non-disclosure agreements, to protect our intellectual property. We have applied for a patent on a portion of the technology underlying the continuous presence feature of MeetingPoint. There can be no assurance that the steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of our technology or independent development by others of similar technology. Litigation may be necessary to enforce our intellectual property rights or to protect our trade secrets. Any such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations. Moreover, while we believe that our products and technology do not infringe the proprietary rights of others, there can be no assurance that third parties will not assert infringement and other claims against us or that such claims will not be successful. See "Item 1A. Risk Factors--We may be unable to protect our proprietary technology."

         As described below, in 1998, we took several steps to acquire ownership of technology embedded in our software offerings.

          ACQUISITION OF TECHNOLOGY FROM CORNELL RESEARCH FOUNDATION

         Our multimedia conferencing products, CU-SeeMe and MeetingPoint, are commercial, enhanced versions of Freeware CU-SeeMe and its related server. Freeware CU-SeeMe and its related server were developed by a research institute at Cornell University and were freely available on the Web. In June 1995, we entered into an software license agreement with the Cornell Research Foundation that granted us the exclusive worldwide right to develop, modify, market, distribute and sublicense commercial versions of Freeware CU-SeeMe and its related server, as well as the rights to appoint licensee distributors and to use the trademark "CU-SeeMe."

         We commenced shipments of the initial commercial versions of CU-SeeMe and the White Pine Reflector (the predecessor of MeetingPoint) in March 1996 and May 1996, respectively. In May 1997, we renegotiated the terms of the license agreement to provide for a $1,000,000 prepayment of royalties in exchange for a decrease in the level of revenue-based royalties payable to the Cornell Research Foundation. The renegotiated terms were retroactive to January 1, 1997, and we remained subject to minimum royalty payments.

         In November 1998, we acquired the Cornell Research Foundation's trademark and other intellectual property rights in Freeware CU-SeeMe, upon which our current versions of CU-SeeMe are based, and the related server technology, which underlies MeetingPoint. The purchase price for these rights consisted of (1) a note in the principal amount of $900,000, of which $300,000 is due on each of June 30, 2000, June 30, 2001 and June 30, 2002, and (2) warrants to purchase 150,000 shares of our common stock at a price of $1.00 per share. The warrants were issued in exchange for outstanding warrants issued previously to the Cornell Research Foundation; these prior warrants had an exercise price of $6.00 per share but otherwise had terms substantially identical to those of the new warrants.

          ACQUISITION OF TECHNOLOGY FROM LABTAM COMMUNICATIONS

         In July 1998, we purchased certain assets, including intellectual property, comprising certain T.120 whiteboard and data collaboration technology from Labtam Communications, an Australian corporation. The purchase price for these assets consisted of 900,000 shares of our common stock and cash payments of U.S.$628,000 in July 1998 and A$201,606 (or U.S.$133,000) in January 1999.
The terms of, and consideration paid in, this transaction were the result of arm's length negotiations between Labtam Communications and us, which had no relationship prior to the transaction. We used cash and cash equivalents to pay the cash portion of the purchase price. An aggregate of 450,000 shares was deposited in escrow as security for potential claims by us against Labtam Communications for breaches of certain representations, warranties, covenants and agreements contained in the purchase agreement relating to the Labtam assets. A total of 225,000 of the escrowed shares were released to Labtam Communications in January 1999 and the remaining 225,000 escrowed shares were released in July 1999.

         We have incorporated the purchased T.120 technology into our MeetingPoint and ClassPoint conferencing solutions. T.120 is the protocol that defines whiteboard, application sharing and data collaboration for multipoint conferencing applications.

          TECHNOLOGY ACQUISITION FROM RADVISION

         In December 1998, we acquired from RADVision a one-time source code snapshot of a H.323 protocol stack. This acquisition has allowed us to modify and enhance certain source code embedded in our products.

COMPETITION

         The market for multimedia conferencing products and services is extremely competitive, and we expect that competition will intensify in the future. We believe that the principal competitive factors in the multimedia group conferencing industry are price, video and audio quality, interoperability, functionality, reliability, service and support, hardware platforms supported, and vendor and product reputation. We believe that our ability to compete successfully will depend on a number of factors both within and outside our control, including the adoption and evolution of industry standards, the pricing policies of our competitors and suppliers, the timing of the introduction of new software products and services by us and others, our ability to hire and retain quality employees, and industry and general economic trends. In addition, because the barriers to entry in the software market are relatively low and the potential market is large, we anticipate continued growth in the industry and the entrance of new competitors in the future.

In offering Internet communications products and services, we currently compete, or expect to compete, directly or indirectly with the following categories of companies:

-     H.323 MCU providers, such as PictureTel, Ezenia!, RADVision and
      Accord;

- videoconferencing client providers, including MicroSoft NetMeeting, Polycom, PictureTel, Vtel, Intel and VCON;

- nonvideoconferencing collaborative product providers, such as Centra, Placeware, Astound and WebEx; and

- application service providers PictureTel, FVC, HearMe.com and Lipstream.

The H.323 MCU market encompasses two types of MCUs: a software-only server and a hardware server. There is a substantial price variance between software and hardware servers, which tends to dictate the suitability of one or the other in specific situations. From a price and scaleability standpoint, the software server lends itself well to large, distributed and expandable deployments, whereas the hardware server is often best suited to finite centralized deployments. White Pine and PictureTel market the only software-only MCUs; Ezenia!, Radvision and Accord market hardware MCUs. Most of these companies work with third-party endpoints. White Pine and PictureTel are the only vendors offering a complete end-to-end (client/server) solution.

As with MCUs, client vendors can be split into software or hardware categories. In the software client category, our CU-SeeMe competes with MicroSoft's NetMeeting. Polycom, PictureTel, Vtel, Intel and VCON all provide hardware clients. The hardware assist typically allowed the hardware clients to demonstrate performance superior to software-only clients, justifying the $1,000 to $12,000 price point. Intel ProShare and TeamStation are both hardware-based endpoints, and utilize technology which Intel has licensed to PictureTel. Sales of these products are targeted to the high-end videoconferencing enterprise market. Integrators and value-added resellers wrap solutions around ProShare and TeamSolution endpoints, using their API, along with MeetingPoint's API, to provide full solution to enterprise and high-end NSP's. This includes distance learning and videoconferencing service offerings.

The disparate nonvideoconferencing category encompasses semi-interactive presentation software solutions. Semi-interactive presentation software solutions is a broad term utilized here to represent products integrating streaming with some form of limited interactive technology. These companies offer products that combine streaming media, shared text, and separate telephony integration in one solution. Centra, Placeware, Astound and WebEx all provide business collaboration products. NetPodium and LearnLinc provide educational solutions.

In the emerging ASP market, there are a number of companies that provide
IP communications services. PictureTel and FVC offer conferencing services to their business-to-business customers. WebEx primarily concentrates its services in the data collaboration arena, and EVC offers educational content conferencing services to its customers. HearMe.com and Lipstream leverage their nonstandard Voice over IP (VOIP) technology into Internet community development, Internet media products, and portals with communication services.

         H.323 is being rapidly adopted by the industry as the global standard for group conferencing products. A number of companies have announced standards-based server products that compete directly with MeetingPoint, including PictureTel, Ezenia! and RADVision. It is likely that other companies will also enter this market in the near future.

         Many of our current and potential competitors, including Intel, Microsoft, PictureTel and Ezenia!, have significantly longer operating histories and significantly greater managerial, financial, marketing, technical and other competitive resources, as well as greater name recognition, than we do. As a result, our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the promotion and sale of their products and services. We cannot assure you that we will be able to compete successfully with existing or new competitors. In addition, competition could increase if new companies enter the market or if existing competitors expand their service offerings. An increase in competition could result in material price reductions or loss of market share by us and could have a material adverse effect on our business, financial condition and results of operations.

         To remain competitive, we will need to continue to invest in research and development and sales and marketing. We cannot assure you that we will have sufficient resources to make such investments or that we will be able to make the technological advances necessary to remain competitive. In addition, current and potential competitors have established or may in the future establish collaborative relationships among themselves or with third parties, including third parties with which we have a relationship, to increase the visibility and utility of their products and services. Accordingly, it is possible that new competitors or alliances may emerge and rapidly acquire a significant market share. Such an eventuality could have a material adverse effect on our business, financial condition and results of operations.

EMPLOYEES

         At March 1, 2000, we had 126 full-time employees, including 55 in research and development, 36 in sales and marketing, 14 in technical support, and 21 in general and administrative and software manufacturing. Sixteen of these employees were located in France and, in accordance with applicable French law, were represented by a labor union. Our other employees were located in the United States and were not represented by any labor organization. We have experienced no work stoppages and believe that our relations with our employees are good.

ITEM 1A.            RISK FACTORS

                                  RISK FACTORS

WE HAVE INCURRED SUBSTANTIAL LOSSES IN THE PAST AND MAY NOT BE PROFITABLE IN THE FUTURE.

         We may never generate significant revenue or be profitable. Since we began operations, we have incurred substantial losses. We incurred net losses of $8.4 million in 1998 and $4.8 million in 1999. We had an accumulated deficit of $33.7 million at December 31, 1999.

         We expect to incur substantial losses for the foreseeable future, because we intend to continue investing heavily in the development and marketing of MeetingPoint and our application hosting services. In February 2000, we completed the sale of our legacy connectivity products business. In addition, we expect that revenue from CU-SeeMe will not increase substantially, and may decrease, during the foreseeable future. We cannot be certain that sales of MeetingPoint and application hosting services and other new products and services will offset lost revenue from the sale of our legacy connectivity products business and declines in revenue from CU-SeeMe in 2000 or in later years.

OUR QUARTERLY RESULTS MAY FLUCTUATE AND CAUSE THE PRICE OF OUR COMMON STOCK TO FALL.

         Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. If our quarterly revenue or operating results fall below the expectations of investors or public market analysts, the price of our common stock could fall substantially. Our quarterly operating results may vary significantly depending on a number of factors, some of which are outside of our control. These factors include:

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

         - changes in regulations affecting the multimedia conferencing industry; and

         -        changes in currency exchange rates.

         As a result of these factors, we may not be able to predict our operating results accurately. In addition, MeetingPoint continues to undergo long evaluation and sale cycles by potential users. The lengths of these cycles make it particularly difficult for us to predict the amount and timing of revenue from this product.

         We base our expense levels on our product development plans and our estimates of future revenue. To a large extent, our expenses are fixed. We may be unable to adjust our spending in time to compensate for any unexpected revenue shortfall, thus magnifying the adverse effect of any revenue shortfall.

OUR APPLICATION HOSTING SERVICES HAVE NOT YET BEEN INTRODUCED AND MAY NOT ACHIEVE SIGNIFICANT MARKET ACCEPTANCE.

         We expect to introduce our application hosting services in the second fiscal quarter of 2000. Broad acceptance of our application hosting services is critical to our future success and is subject to a number of significant risks, many of which are outside of our control. These risks include:

         - the ability of our system infrastructure to support large numbers of concurrent users is unproven;

         - corporate users may not be willing to outsource control and management of their multimedia conferencing to a third party due to possible security, reliability or other concerns;

         -        the introduction of competing products and technologies; and

         -        our dependence on third-party hardware and network providers.

WE FACE INTENSE COMPETITION FROM OTHER INDUSTRY PARTICIPANTS AND MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

         The market for Internet communications products and services is extremely competitive. Because the barriers to entry in the market are relatively low and the potential market is large, we expect continued growth in the industry and the entrance of new competitors in the future. Many of our current and potential competitors, particularly Intel, Microsoft, PictureTel and Ezenia!, have significantly longer operating histories and significantly greater managerial, financial, marketing, technical and other competitive resources, as well as greater name recognition, than we do. As a result, these companies may be able to adapt more quickly to new or emerging technologies and changes in customer requirements and may be able to devote greater resources to the promotion and sale of their conferencing products and services. In addition, to the extent that competitors choose to bundle competing multimedia conferencing applications with other products, the demand for our products and services might be substantially reduced.

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

         To remain competitive in the multimedia conferencing market, we must continue to invest heavily in research and development and in sales and marketing. We may not have sufficient resources to make those investments, or we may not be able to make the technological advances necessary to continue to be competitive. In addition, current and potential competitors have established or may establish collaborative relationships among themselves and with third parties to increase the visibility and utility of their products and services. Accordingly, it is possible that new competitors or alliances may emerge and rapidly acquire significant market share, which could have a material adverse effect on our business.

WE MUST HIRE AND RETAIN SKILLED PERSONNEL IN A COMPETITIVE LABOR MARKET.

         Qualified personnel are in great demand throughout the software and Internet industries. Our success depends in large part upon our ability to attract, train, motivate and retain highly skilled employees, particularly sales and marketing personnel, professional services personnel and software engineers. If we fail to attract and retain the highly trained technical personnel that are integral to our sales, professional services and product development teams, the rate at which we can generate sales and develop new products or services may be limited. This could have a material adverse effect on our business, operating results and financial condition.

IF WE LOSE THE SERVICES OF OUR CHIEF EXECUTIVE OFFICER OR ANY OTHER KEY MEMBER OF OUR MANAGEMENT TEAM, OUR BUSINESS COULD SUFFER.

         Our future success depends to a significant degree on the skill, experience and efforts of Killko Caballero, our chief executive officer, and other key members of our management team. The loss of any key member of our management team could have a material adverse effect on our business.

WE RELY ON ONE DISTRIBUTOR FOR A SIGNIFICANT PORTION OF OUR TOTAL REVENUE.

         Sales to Ingram Micro represented 8% of our total revenue in 1999 and 26% of our total revenue in 1998. The loss of, or a significant curtailment of purchases by, Ingram Micro, including a loss or curtailment due to factors outside of our control, could have a material adverse effect on our business.

WE MAY BE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY.

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

         Some of our multimedia conferencing products are licensed to customers under "shrink wrap" licenses included as part of the product packaging. In most cases our shrink wrap licenses are not negotiated with or signed by individual licensees. Some of the provisions of our shrink wrap licenses, including provisions limiting our liability and protecting us against unauthorized use, copying, transfer and disclosure of the licensed program, may be unenforceable under the laws of certain jurisdictions. Also, we have delivered technical data and information relating to CU-SeeMe and MeetingPoint to the United States government, and as a result, the United States government may have unlimited rights to use the technical data and information or to authorize others to use the technical data and information. We can not assure you that the United States government will not authorize others to use our technical data and information for purposes competitive with our products. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do laws in the United States.

CLAIMS BY OTHER COMPANIES THAT WE INFRINGE THEIR PROPRIETARY TECHNOLOGY COULD PREVENT US FROM OFFERING OUR PRODUCTS OR OTHERWISE HURT OUR BUSINESS AND OUR FINANCIAL CONDITION.

         Because the protection of intellectual property rights is often critically important to the success of companies in the multimedia conferencing industry, our competitors or others could assert claims that our technologies infringe their proprietary rights. From time to time, we have received and may receive in the future notice of claims of infringement of other parties' proprietary rights. Many participants in the software industry have an increasing number of patents and have frequently demonstrated a readiness to commence litigation based on allegations of patent or other intellectual property infringement. For example, a third party has objected to our use of the name "MeetingPoint." We may not have the financial resources necessary to pursue any resulting litigation to a final judgment, and we may not prevail in any litigation. In defending against such litigation, we could incur significant legal and other expenses and our management could be distracted from our principal business operations. If any party making a claim against us were to prevail in litigation against us, we may have to pay substantial damages. The court could also grant injunctive or other equitable relief that could prevent us from offering our products and services without a license or other permission from others, which may not be available on commercially available terms or at all. Any of these outcomes could seriously harm our business and our financial condition.

WE FACE ADDITIONAL RISKS FROM OUR INTERNATIONAL OPERATIONS.

         Our international business involves a number of risks that could hurt our operating results or contribute to fluctuations in those results. Our revenue from international sales represented 24% of our total revenue in 1999 and 26% of our total revenue in 1998. We intend to seek opportunities to expand our product and service offerings into additional international markets, although we cannot be certain that we will succeed in developing localized versions of our products for new international markets or in marketing or distributing products and services in those markets.

         The majority of our international sales are currently denominated in U.S. dollars, but there can be no assurance that a significantly higher level of future sales will not be denominated in foreign currencies. To the extent our sales are denominated in currencies other than U.S. dollars, fluctuations in exchange rates may render our products less competitive relative to local product offerings or result in foreign exchange losses. We have no experience in implementing hedging techniques that might minimize our risks from exchange rate fluctuations.

         Our international business also involves a number of other difficulties and risks, including risks associated with:

         -        changing economic conditions in foreign countries;

         - export restrictions and export controls relating to technology;

         -        compliance with existing and changing regulatory requirements;

         -        tariffs and other trade barriers;

         - difficulties in staffing and managing international operations;

         - longer payment cycles and problems in collecting accounts receivable;

         -        software piracy;

         -        political instability;

         - seasonal reductions in business activity in Europe and certain other parts of the world during the summer months; and

         -        potentially adverse tax consequences.

OUR SOFTWARE PRODUCTS MAY CONTAIN UNDETECTED DEFECTS.

         Software developed by us or developed by others and incorporated by us into our products may contain significant undetected errors when first released or as new versions are released. Although we test our software products before commercial release, we cannot be certain that errors in the products will not be found after customers begin to use the software. Any defects in CU-SeeMe or MeetingPoint, or any future products, may result in significant decreases in revenue or increases in expenses because of adverse publicity, reduced orders, product returns, uncollectible accounts receivable, delays in collecting accounts receivable, and additional and unexpected costs of further product development to correct the defects.

OUR SUCCESS DEPENDS ON THE PERFORMANCE OF PARTICIPANTS IN OUR DISTRIBUTION CHANNELS.

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

         Our distributors typically carry the products of some of our competitors. The distributors have limited capital to invest in inventory, and their decisions to purchase our products and, in the case of retail stores, to give them critical shelf space, are partly a function of pricing, terms and special promotions offered by our competitors, which we cannot predict or control.

         We distribute certain of our products directly over the Internet. By distributing our products over the Internet, we may increase the likelihood of unauthorized copying and use of our software.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES MAY ADVERSELY AFFECT OUR BUSINESS.

         The application of existing laws to the Internet is uncertain and may take years to resolve, particularly with respect to property ownership, user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security and the convergence of traditional telecommunications services with Internet communications. Because the Internet is becoming increasingly popular, various foreign or domestic governmental bodies may seek to adopt laws and control use of the Internet. We cannot predict the nature of any such laws. Legislation could subject us or our customers to potential liability or could decrease the growth of the Internet, either of which could have an adverse effect on our business.

         In March 1996, ACTA, a group of telecommunications common carriers, filed the ACTA Petition with the FCC, arguing that providers of computer software products that enable voice transmission over the Internet ("Internet telephone" services), such as us, are operating as common carriers without complying with various regulatory requirements and without paying certain charges required by law. The ACTA Petition argues that the FCC has the authority to regulate both the Internet and the providers of "Internet telephone" services and requests that the FCC declare its authority over interstate and international telecommunications services using the Internet, initiate rulemaking proceedings to consider rules governing the use of the Internet for the provision of telecommunications services, and order providers of "Internet telephone" services software to immediately cease the sale of such software pending such rulemaking. Certain parties have filed comments with the FCC regarding the ACTA Petition. We are unable to predict the outcome of this proceeding. In December 1996, the FCC stated that it intended to address the legal questions raised by the ACTA Petition in a future proceeding but has not yet done so. ACTA has submitted petitions, similar to its FCC filing, to certain state regulators, including public service commissions. Any action by the FCC or state regulators to grant the relief sought by ACTA or otherwise to regulate use of the Internet as a medium of communication, including any action to permit local exchange carriers to impose additional charges for connections used for Internet access, could have a material adverse effect on our business.

WE MAY REQUIRE ADDITIONAL CAPITAL.

         We may need to raise additional capital in order to fund the development and marketing of our products and services. Although we expect our cash and cash equivalents to provide us with sufficient working capital for the remainder of 2000, our current plans and projections may prove to be inaccurate or our expected cash flow may prove to be insufficient to fund our operations because of product delays, unanticipated expenses or other unforeseen difficulties. Our ability to obtain additional financing will depend on a number of factors, including market conditions, our operating performance and investor interest. These factors may make the timing, amount, terms and conditions of any financing unattractive. They may also result in our incurring additional indebtedness or accepting stockholder dilution. If adequate funds are not available or are not available on acceptable terms, we may have to forego strategic acquisitions or investments, defer our development activities, or delay our introduction of new products and services. Any of these actions may seriously harm our business and operating results.

THE MARKET PRICE OF OUR COMMON STOCK HAS BEEN EXTREMELY VOLATILE.

         The market price of our common stock has been extremely volatile in the past, and may be expected to be volatile in the future for many reasons, including:

         - actual or anticipated variations in our revenue and operating results;

         -        announcements of the development of improved technology;

         - changes in estimates of our financial performance, or the absence of coverage, by securities analysts;

         - conditions and trends in the Internet and multimedia conferencing industries;

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

VOLATILITY IN OUR STOCK PRICE MAY LEAD TO LITIGATION AGAINST US.

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

DELAWARE LAW AND OUR CHARTER DOCUMENTS CONTAIN ANTI-TAKEOVER AND INDEMNIFICATION PROVISIONS THAT MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR STOCK.

         Section 203 of the Delaware General Corporation Laws and our charter and by-laws contain provisions that might enable our management to resist a takeover of our company. These provisions might discourage, delay or prevent a change in the control of our company or a change in our management. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

ITEM 2.   DESCRIPTION OF PROPERTY

         We conduct our operations from our headquarters in Nashua, New Hampshire and facilities in San Jose, California and La Gaude, France.

         The facility in New Hampshire contains approximately 27,000 square feet, including 23,500 square feet for engineering and office space, 2,500 square feet for production space and 1,000 square feet for storage. We lease our office in New Hampshire from an unaffiliated party under the terms of a five-year lease ending July 1, 2001 under which we are responsible for maintenance, repairs, taxes, insurance and utilities. Base rent is $143,000 for 2000, and $82,000 for the first half of 2001. Renewal options for three two-year terms are available to us.

         The facility in San Jose contains approximately 370 square feet of office space. We rent our office in San Jose from an unaffiliated party under the terms of a renewable six-month rental agreement expiring April 15, 2000. Base rent for this office space for 2000 is $19,000.

         We previously occupied 5,000 square feet of engineering and office space at a different site in San Jose. This space has been subleased to an unaffiliated party under the terms of a five-year lease ending December 31, 2001. Base rent for this space is $84,000 for 2000 and $89,000 for 2001. Our base income under the sublease exceeds our base rent under the primary lease.

         The facility in La Gaude contains approximately 8,000 square feet of engineering and office space. We lease our office in France from several unaffiliated parties under a series of similar leases ending on December 31, 2001, under which we are responsible for maintenance, repairs, taxes, insurance and utilities. Base rent for this space is $7,400 for 2000 and 2001.

         We expect to move our headquarters to a larger facility before the end of 2000. We also expect to extend or renew the leases for our San Jose and La Gaude facilities and to continue to occupy those facilities for the foreseeable future. If we are unable to extend or renew those leases on acceptable terms, we believe that alternative space would be available at acceptable rates.

ITEM 3.   LEGAL PROCEEDINGS

         We were a defendant in two lawsuits pending in New York federal court (the "RSI Suits") in which the plaintiffs claimed to have suffered from carpal tunnel syndrome, or "repetitive stress injuries," as a result of having used computer keyboards that are alleged to have been defectively designed. The keyboards were supplied, and possibly designed and manufactured, by Ontel. The assets of Ontel were purchased in 1982 by Visual Technology, a predecessor of White Pine. The RSI Suits, which sought money damages, were brought by employees of New York Telephone, which purchased the keyboards from Lockheed Electronics. One or more of Visual Technology, Ontel, Lockheed Electronics and Key Tronics, a subcontractor for certain of the keyboards, were named as co-defendants in a number of suits, including the RSI Suits.

         We established a reserve for legal fees and losses that could arise from the RSI Suits and a number of similar actions against us. The amount of this reserve was based upon our belief that (1) the RSI Suits might be covered by product liability insurance, (2) we were contractually indemnified by Lockheed Electronics and Key Tronics against all or a portion of the damages to which we might be subject and (3) we had defenses to substantially all of the claims under the RSI Suits. We reduced this reserve from $291,000 to $51,000 as of December 31, 1998, in recognition of the fact that four similar lawsuits had been resolved at no expense to us. We reduced the remaining $51,000 as of December 31, 1999 in recognition of the fact that the remaining lawsuits had been resolved at no expense to us.

         From time to time, we have received and may receive in the future notice of claims of infringement of other parties' proprietary rights. Although we believe that our products and technology do not infringe the proprietary rights of others, there can be no assurance that additional third parties will not assert infringement and other claims against us or that any infringement claims will not be successful. See "Item 1A. Risk Factors--We may be unable to protect our proprietary technology."

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of our securities holders during the fourth fiscal quarter of 1999.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock commenced trading on the Nasdaq National Market on October 11, 1996 under the symbol "WPNE." The following table sets forth the high and low closing sales price for the common stock for each quarter during the past two years, as reported by the Nasdaq National Market.

                                                                                        High                   Low
                                                                                     ----------            ----------
1998:
          First Quarter                                                               $3.125                 $2.000
          Second Quarter                                                               3.28125                1.500
          Third Quarter                                                                2.15625                .84375
          Fourth Quarter                                                               2.375                  .75
1999:
          First Quarter                                                                4.000                  1.875
          Second Quarter                                                               8.750                  3.5625
          Third Quarter                                                                7.625                  4.000
          Fourth Quarter                                                               28.5625                6.875



         As of March 1, 2000 there were 171 holders of record of common stock who held an aggregate of 12,073,662 shares of common stock as nominees for an undisclosed number of beneficial holders.

         We have never declared or paid any cash dividends on our capital stock. We currently anticipate that we will retain future earnings, if any, to fund the development and growth of our business, and therefore do not expect to pay any cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, results of operations, current and anticipated cash needs, and plans for expansion.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        We develop software solutions that facilitate worldwide video and audio communication and data collaboration across the Internet, intranets, extranets and other networks using the Internet protocol. Our CU-SeeMe Web provides the industry's first multipoint video instant messaging over the Internet. Our CU-SeeMe Pro and MeetingPoint create a client-server solution that allows multiple users to participate simultaneously in conferences over the Internet. ClassPoint is a MeetingPoint add-on that provides a complete solution for corporate training and distance learning. We support multiple platforms, including Windows 95, 98 and NT, Sun Solaris, and Red Hat Linux. In February 2000, we sold the assets of our legacy connectivity business to Powerlan USA, a wholly owned subsidiary of Powerlan Limited, an Australian company. We can be found on the World Wide Web at www.wpine.com. CU-SeeMe Web can be experienced at www.cuseemeworld.com.

RESULTS OF OPERATIONS

          The following table sets forth certain consolidated financial data from our statement of operations as a percentage of total revenue for 1999 and 1998.


                                    YEAR ENDED
                                    DECEMBER 31,
                                    -------------------
                                      1999      1998
                                    --------   -------
Revenue:

     Software license fees              89.3%     89.2%
     Services and other                 10.7      10.8
                                    --------   -------
          Total revenue                100.0     100.0
Cost of revenue                         21.2      21.1
                                    --------   -------
          Gross profit                  78.8      78.9
 Operating expenses:
     Sales and marketing                60.5      99.3
     Research and development           39.7      64.7
     General and administrative         19.7      29.2
                                    --------   -------
          Total operating expenses     119.9     193.2
                                    --------   -------
Loss from operations                   (41.1)   (114.3)
Other income (expense), net              0.7       6.3
Provision for income taxes               0.0      (0.1)
                                    --------   -------
          Net loss                     (40.4)%  (108.1)%
                                    ========   =======


YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31,
1998

          REVENUE

         Total revenue increased by 54% to $12,002,000 in 1999 from $7,793,000 in 1998.

         Revenue from conferencing software increased by 69% to $9,783,000 in 1999 from $5,781,000 in 1998. This increase resulted largely from a 93% increase in MeetingPoint sales from $2,947,000 in 1998 to $5,684,000 in 1999. The increase in MeetingPoint sales is attributable primarily to a higher average selling price, resulting from a higher ratio of direct sales versus distributor sales, increased sales of add-on functionality such as Continuous Presence, and increased sales of higher port-count servers. In addition, CUSeeMe client sales of $4,099,000 in 1999 represented a 45% increase over the previous year. The CU-SeeMe revenue increase is due in part to significantly higher sales of the CU-SeeMe camera bundle during the December holiday season.

         Our legacy connectivity product sales continued to decline as we focused fewer resources on these older product lines. Legacy connectivity revenue declined by 17% to $1,844,000 in 1999 from $2,226,000 in 1998. The percentage of total revenue represented by revenue from legacy connectivity products decreased to 15% in 1999 from 29% in 1998. On February 29, 2000, we sold the assets of our legacy connectivity business to Powerlan USA, a wholly owned subsidiary of Powerlan Limited, an Australian company. We received $1,000,000 in cash and 467,730 ordinary shares of Powerlan Limited as consideration for the sale.

         Maintenance revenue increased 86% to $1,275,000 in 1999 from $686,000 in 1998 in conjunction with the growth in server conferencing revenue.

         Revenue from sales outside the United States comprised 24% of total revenue in 1999 and 26% of total revenue in 1998. See "Item 1A. Risk Factors--We face additional risks from our international operations."

         Sales to Ingram Micro represented 8% of total revenue in 1999 and 26% of total revenue in 1998. See "Item 1A. Risk Factors--We rely on one distributor for a significant portion of our total revenue."

          COST OF REVENUE

         Cost of revenue consists principally of royalties and associated amortization of paid license fees relating to third-party software included in our products, as well as costs of product media, manuals, packaging materials, cameras, duplication and shipping. Cost of revenue as a percentage of total revenue was 21% for both 1999 and 1998.

         In May 1997, we renegotiated the terms of the license agreement to provide for a $1,000,000 prepayment of royalties in exchange for a decrease in the level of revenue-based royalties payable to the Cornell Research Foundation. The renegotiated terms were retroactive to January 1, 1997, and we remained subject to minimum royalty payments. In the fourth fiscal quarter of 1998, we acquired the Cornell Research Foundation's trademark and other intellectual property rights in CU-SeeMe, upon which our current versions of CU-SeeMe are based, and the related server technology, which underlies MeetingPoint. The purchase price for these rights consisted of (1) a note in the principal amount of $900,000, of which $300,000 is due on each of June 30, 2000, June 30, 2001 and June 30, 2002, and (2) warrants to purchase 150,000 shares of our common stock at a price of $1.00 per share. The warrants were issued in exchange for outstanding warrants issued previously to the Cornell Research Foundation; these prior warrants had an exchange price of $6.00 per share but otherwise had terms substantially identical to those of the new warrants. As a result of this acquisition, we are no longer required to pay any royalties to the Cornell Research Foundation. See "Item 1. Description of Business--Proprietary Rights."

         We intend to continue our strategy of improving the features and functionality of our products, particularly MeetingPoint and future products incorporating MeetingPoint technology, through the incorporation of third-party software. As a result, the cost of revenue as a percentage of total revenue may fluctuate in the future.

          SALES AND MARKETING

         Sales and marketing expense consists primarily of costs associated with sales and marketing personnel, sales commissions, trade shows, advertising and promotional materials. Sales and marketing expense decreased by 6% to $7,265,000 in 1999 from $7,739,000 in 1998, and decreased as a percentage of total revenue to 61% in 1999 and 99% in 1998. The decrease in sales and marketing expense in 1999 was primarily attributable to decreased marketing programs.

          RESEARCH AND DEVELOPMENT

         Research and development expense consists primarily of costs of personnel and noncapitalized equipment. Research and development expense decreased by 6% to $4,761,000 in 1999 from $5,042,000 in 1998. Research and development expense decreased as a percentage of total revenue to 40% in 1999 from 65% in 1998. The decrease in research and development expense was attributable primarily to lower headcount and consulting support.

          GENERAL AND ADMINISTRATIVE

         General and administrative expense consists of costs of administrative, financial and general management activities, including legal, accounting and other professional fees. General and administrative expense increased by 4% to $2,359,000 in 1999 from $2,278,000 in 1998. It represented 20% of total revenue in 1999 and 29% of total revenue in 1998. The dollar increase in general and administrative expense was due primarily to a one-time $240,000 reversal of a portion of the legal reserve for the RSI Suits in 1998. See "Item 3. Legal Proceedings."

          PROVISION FOR INCOME TAXES

         Provision for income taxes consists of federal alternative minimum taxes and state and foreign income taxes. We recorded no tax provision in 1999 and $5,000 in 1998. At December 31, 1999, we had cumulative federal net operating loss carryforwards of $26,848,000. See Note 6 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

         We generated $15,667,000 of cash in 1999, as compared with using $8,283,000 of cash in 1998. Cash generated in 1999 was comprised largely of $20,000,000 in gross proceeds from our private placement of common stock in December 1999, partially offset by our net loss of $4,850,000 and the net increase in accounts receivable of $2,033,000.

         In late December, we secured $20,000,000 in a private placement of shares of our common stock to GE Capital, Private Equity Holding (Cayman) Ltd., Altamira Management Ltd., and Special Situations Funds. In four private placements of $5,000,000 each, the named investors each secured 325,521 shares at a price of $15.36 per share. The price was based on a 30-day weighted average at the time the terms were negotiated.

          At December 31, 1999, we had cash and cash equivalents of $22,088,000 and working capital of $22,943,000. We believe that our current cash and cash equivalents will be sufficient to fund our operations and capital expenditures through 2000. Thereafter, our liquidity will be materially dependent on our internally generated funds and our ability to obtain funds from additional equity or debt financings from external sources. We continue to experience a negative cash flow from operations in each fiscal quarter. Our capital requirements may vary materially from those we now anticipate, depending on a number of factors including:

         -        the level of our research and development activities;

         - the expansion of our facility and Service Operations Center and related staffing;

         -        the rate of market acceptance of our software offerings; and

         - the success of our sales, marketing and distribution strategy.

If we do not meet our goals with respect to revenue or if our costs are higher than anticipated, substantial additional funds may be required.

INFLATION

         Although certain of our expenses increase with general inflation in the economy, inflation has not had a material impact on our financial condition or results of operations to date.

RECENT ACCOUNTING PRONOUNCEMENTS

         We adopted Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS 131"), in fiscal 1998. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. Our chief decision maker, as defined under SFAS 131, is Killko Caballero, our Chief Executive Officer and President. To date, we have viewed our operations as principally one segment, software sales and associated services. As a result, the financial information disclosed in our consolidated financial statements materially represents all of the financial information related to our principal operating segment.

         Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"), requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is effective for our fiscal year ending December 31, 2001. The adoption of SFAS 133 is not expected to have a material impact on our financial position or results of operations.

         Statement of Position 98-9, MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS, modifies certain provisions of Statement of Position 97-2. Our accounting policy on software revenue recognition currently is in compliance with Statement of Position 97-2, as amended by Statement of Position 98-9, and adoption of this Statement of Position, as currently issued, is not expected to have a material impact on our financial position or results of operations.

ITEM 7.   FINANCIAL STATEMENTS

         The following statements are included after page 42 of this Annual Report and form a part hereof:

                                                                                                          PAGE
Report of Independent Auditors                                                                            F-1
Consolidated Balance Sheets as of December 31, 1999 and 1998                                              F-2
Consolidated Statements of Operations for the years ended December 31, 1999 and 1998                      F-4

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999 and 1998            F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1999 and 1998                      F-6
Notes to Consolidated Financial Statements                                                                F-7


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes or disagreements with accountants on accounting or financial disclosure matters during fiscal 1999 or fiscal 1998.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of White Pine, and their ages and positions as of March 1, 2000, are as follows:

NAME                                 AGE        POSITION
-----------------                 ----------    ------------------
Killko A. Caballero                  40         Chief Executive Officer, President and Director
Christine J. Cox                     41         Chief Financial Officer and Vice President of Finance
David O. Bundy                       41         Chief Technical Officer
John E. Kelly                        46         Vice President of Worldwide Sales and Marketing
Joseph J. Esposito (1)               48         Director
Jonathan G. Morgan(1)(2)             46         Director
Adam Stettner (2)                    36         Director



-----------
(1)            Member of the Compensation Committee.
(2)            Member of the Audit Committee

         Arthur H. Bruno, who served as the Chairman of the Board in 1999, retired from his post in January 2000.

         KILLKO A. CABALLERO was appointed as Chairman of the Board on January 18, 2000. He has been the Chief Executive Officer of White Pine since December 1998, and has been the President of White Pine since August 1997. He has served as a director since November 1995. Mr. Caballero served as interim President during June and July 1997, and as Senior Vice President of Research and Development and Chief Technology Officer from November 1995 until June 1997. Mr. Caballero was a co-founder of White Pine Software, Europe (formerly About Software), and served as President, Chief Executive Officer and Chairman of the Board of White Pine Software, Europe from July 1991 until November 1995.

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

         ADAM STETTNER has served as a director of White Pine since March 1999. Mr. Stettner has been the managing director of the Special Situations Technology Fund since April 1997. He has also served as the President of Stettner Consultants, Inc., a computer consulting company, from 1989 to date. Special Situations Technology Fund and affiliated funds beneficially own 9.3% of our common stock. See "Item 11. Security Ownership of Certain Beneficial Owners and Management."

         JOSEPH J. ESPOSITO has served as a director since January 2000. He was the President and CEO of Tribal Voice, a provider of instant messaging, interactive communications and online community solutions, until it was sold to CMGI late in 1999. Currently he works as a consultant, focusing on strategy for the communications and information industries. Prior to joining Tribal Voice, Mr. Esposito worked in the publishing industry, with tenures at Simon & Schuster and Random House. Mr. Esposito also served as CEO of Encyclopaedia Britannica.

         Directors are elected to serve until the next annual meeting of stockholders (or special meeting in lieu thereof) and until their successors are duly elected and qualified. Executive officers are appointed by and serve at the discretion of the board of directors.

         The board of directors has a Compensation Committee, which provides recommendations concerning salaries and incentive compensation for directors, officers and employees of and consultants to White Pine, and an Audit Committee, which reviews the results and scope of the audit and other services provided by our independent auditors.

         We do not pay fees to members of the board of directors and presently have no plans to pay directors' fees. We grant stock options to members of our board who are not employees of White Pine or any parent or subsidiary of White Pine ("Outside Directors") pursuant to the White Pine Software, Inc. 1997 Director Stock Option Plan (the "Director Plan"). The purpose of the Director Plan is to encourage ownership of our capital stock by Outside Directors in order to help us attract and retain persons of exceptional competence to our board and to furnish an added incentive for Outside Directors to increase their efforts on our behalf. Joesph J. Esposito, Jonathan G. Morgan and Adam Stettner are Outside Directors for purposes of the Director Plan.

         Under the terms of the Director Plan, we grant automatic formula stock options to Outside Directors as follows:

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

The exercise price of the options granted under the Director Plan must equal the fair market value of the common stock on the grant date. Each option granted under the Director Plan is subject to vesting under the terms of such plan and expires upon the earlier of (a) the tenth anniversary of the grant date and (b) the first anniversary of the date on which the option holder ceased serving as an Outside Director.

         Pursuant to the Director Plan, each of Messrs. Bruno and Morgan received an option to purchase 15,000 shares of common stock in September 1997 upon the adoption of the Director Plan by our stockholders. Mr. Stettner received an option to purchase 15,000 shares of common stock in March 1999 upon his election to the board of directors. Mr. Esposito received an option to purchase 15,000 shares of common stock in January 2000.

         In addition, on December 16, 1998, the board of directors voted to grant to each of Messrs. Bruno and Morgan, as the only outside directors then serving, options to purchase 35,000 shares of common stock at the price of $1.875 per share, which represented the closing price of the common stock on such date. These options were issued under our 1996 Incentive and Nonqualified Stock Option Plan. They vest over a two-year period.

         Pursuant to the Directors Plan, each of Messrs. Bruno, Morgan and Stettner received an option to purchase 10,000 shares of common stock in July 1999 upon the re-election to the board of directors at the price of $6.9375 per share, which represented the closing price of the common stock on such date.

SECTION 16(A) REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors and officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of changes in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons that no Form 5s were required for such persons, we believe that all Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to fiscal 1999 were filed on a timely basis.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth certain information concerning the compensation earned by our chief executive officer and the other three executive officers whose compensation for services rendered in all capacities to White Pine exceeded $100,000 during 1999 (collectively, the "Named Executive Officers").

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

                           SUMMARY COMPENSATION TABLE

                                                                                   Long-Term
                                                                                   Compensation
                                                                                   --------------
                                                                                   Awards
                                                      Annual                       --------------
                                                      Compensation                 Securities
                                                      ---------------------------- Underlying   All Other
Name and Principal Position                    Year     Salary($)      Bonus($)    Options(#)   Compensation($)
------------------------------------------    -----  ------------   ------------ -------------- ---------------
Killko A. Caballero                           1999     $155,140         $45,000     115,000           --
   Chief Executive Officer and President      1998      150,445            --        35,000
                                              1997      124,347          20,000      50,000           --

David O. Bundy                                1999      128,546          25,000      30,000
   Chief Technology Officer                   1998      132,405            --        20,000       $20,000(1)
                                              1997      119,909          15,000      60,000           --

Christine J. Cox                              1999      112,470          20,000      66,000           --
   Chief Financial Officer and                1998      105,467            --        20,000           --
      Vice President of Finance               1997       83,384          15,000      37,000           --

John E. Kelly(2)                              1999      140,905(3)         --        75,000
       Vice President of Wordwide
        Sales and Marketing


(1) The other compensation paid to Mr. Bundy in 1998 consisted of amounts paid in connection with Mr. Bundy's relocation, at our request, to New Hampshire.

(2)      Mr. Kelly joined White Pine in March 1999.

(3)      Includes commissions paid to Mr. Kelly in 1999.

OPTION GRANTS AND EXERCISES

         The following table summarizes (a) option grants to the Named Executive Officers during 1999 and (b) the value of the options held by the Named Executive Officers at December 31, 1999. The amounts shown in the last two columns represent hypothetical gains that could be achieved for the respective options if exercised at the end of their option terms. These gains are based on assumed rates of stock appreciation of five percent and ten percent, compounded annually from the date the respective options were granted to the date of their expiration. The gains shown are net of the option price, but do not include deductions for taxes or other expenses that may be associated with the exercise. Actual gains, if any, on stock option exercises will depend on future performance of the common stock, the option holders' continued employment through the option term and the date on which the options are exercised.

                        OPTION GRANTS IN LAST FISCAL YEAR

                              INDIVIDUAL GRANTS
                              --------------------------------------------------------
                                                                                       POTENTIAL REALIZABLE
                                                                                       VALUE AT ASSUMED
                              PERCENT OF                                               ANNUAL RATES
                              NUMBER OF   TOTAL                                        OF STOCK PRICE
                              SECURITIES  OPTIONS                                      APPRECIATION FOR
                              UNDERLYING  GRANTED TO    EXERCISE OR                    OPTION TERM
                              OPTIONS     EMPLOYEES IN  BASE PRICE PER   EXPIRATION    -----------------------------------------
NAME                          GRANTED     FISCAL YEAR   SHARE($/SH)      DATE                   5%                    10%
--------------                ----------- ----------- ---------------- --------------- ------------------- ---------------------
Killko A. Caballero           115,000        13%            $25.375        12/17/09        $1,835,193            $4,650,740
David O. Bundy                30,000         3               25.375        12/17/09           478,746             1,213,236
Christine J. Cox              50,000         6               25.375        12/17/09           797,910             2,022,061
                              16,000         2                6.625        07/23/09            66,663               168,937
John E. Kelly                 75,000         8                2.8125       03/15/09           132,657               336,180

       AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
                                 OPTION VALUES

         The following table sets forth information with respect to the exercise of stock options by the Named Executive Officers during the year ended December 31, 1999 and unexercised options held by the Named Executive Officers on December 31, 1999. The closing sale price for White Pine's common stock as reported on the Nasdaq National Market on December 31, 1999 was $24.50. For purposes of the last column in the table, value is calculated on the basis of the difference between the option exercise price and $24.50, multiplied by the number of shares of common stock underlying the options.

                      Shares                       Number of                               Value of Unexercised
                      Acquired                     Unexercised Options                     In-The-Money Options at
                      on            Value          at Fiscal Year End(#)                   Fiscal Year End($)
Name                  Exercise(#)   Realized($)    Exercisable           Unexercisable     Exercisable           Unexercisable
-------------         ------------------------------------------------------------------------------------------------------------
Killko A. Caballero     --          --             33,750                166,250           $ 747,969               $1,143,906
David O. Bundy        35,000       $405,000        45,625                 69,375           1,006,875                  875,625
Christine J. Cox        --          --             23,875                 96,125             528,375                  958,125
John E. Kelly           --          --              9,375                 65,625             203,320                1,423,242

EMPLOYMENT AGREEMENTS

         We entered into a nondisclosure and noncompetition agreement with David
O. Bundy dated February 15, 1996. Pursuant to the agreement, Mr. Bundy agreed that while employed by us and for a period of 19 months following the termination of his employment with us for any reason, he will not, directly or indirectly, compete with us or solicit any of our employees, contractors, suppliers, existing customers or prospective customers on behalf of himself or any other entity that engages in the sale, distribution or development of or research concerning computer software and technology in breach of the agreement. Either party may terminate the agreement by giving the other party thirty days' prior written notice. If Mr. Bundy's employment is terminated without cause during the term of the agreement, he will be entitled to his base salary for six months or until he becomes employed elsewhere, whichever occurs first; provided, however, that if his new salary is lower than his base salary at White Pine, we will pay the difference for the balance of this six-month period.

         We entered into a letter agreement dated August 5, 1997 with Christine J. Cox with respect to her employment as our Vice President of Finance. The letter agreement establishes a base salary of $100,000 per year and provides for a maximum annual incentive bonus of $15,000, based upon achievement of specific milestones to be established by us. If Ms. Cox's employment is terminated without cause during the term of the agreement, she will be entitled to her base salary for six months. The letter agreement does not provide for any minimum period of employment, and therefore Ms. Cox continues to be an at-will employee.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to the beneficial ownership of common stock as of March 1, 2000, by (a) each person (or group of affiliated persons) known by us to own beneficially more than five percent of the outstanding shares of common stock, (b) each of our directors,
(c) each of the Named Executive Officers and (d) all of our directors and executive officers as a group. Unless otherwise noted:

         - The address of all persons who are executive officers or directors is in care of White Pine Software, Inc., 542 Amherst Street, Nashua, New Hampshire 03063.

         - Each person or group identified in the table possesses sole voting and investment power with respect to such shares, subject to community property laws, where applicable. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or group to acquire them within 60 days of March 1, 2000 are treated as outstanding only for purposes of determining the amount and percentages beneficially owned by such person or group.

                                                       SHARES                          PERCENT
                                                       BENEFICIALLY                    BENEFICIALLY
NAME AND ADDRESS                                       OWNED                           OWNED
------------------------------------------             ------------------------------- ------------------------
Austin W. Marxe and David Greenhouse                   1,108,421                       9.2%
153 East 53 Street, 51st Floor
New York, New York 10022

Adam Stettner                                          1,123,421                       9.3
153 East 53 Street, 51st Floor
New York, New York 10022

Consortium de Realisation                              820,330                         6.8
27-29 rue Le Peletier
75009 Paris, France

Killko A. Caballero                                    437,074                         3.6
David O. Bundy                                         69,205                          *
Joseph J. Esposito                                        -                            -
Jonathan G. Morgan                                     43,333                          *
Christine J. Cox                                       31,922                          *
John E. Kelly                                          18,750                          *
All directors and executive officers as a
   group (seven persons)                               1,723,705                      14.1

--------------------------------
*         Represents less than 1% of the outstanding shares of common stock.

         The information reported regarding Messrs. Marxe and Greenhouse is based on Amendment No. 2 to Schedule 13G, filed with the Securities and Exchange Commission on March 2, 2000 by Special Situations Fund III, L.P., MGP Advisers Limited Partnership, Special Situations Technology Fund, L.P., SST Advisers, L.L.C., Special Situations Cayman Fund, L.P., AWM Investment Company, Inc., Special Situations Private Equity Fund, L.P., MG Advisors L.L.C., Austin W. Marxe and David Greenhouse. Of the 1,108,421 shares, (a) 665,192 shares are beneficially owned by Special Situations Fund III, L.P. and MGP Advisers Limited Partnership (the general partner of and investment advisor to Special Situations Fund III, L.P.), (b) 143,600 shares are beneficially owned by Special Situations Technology Fund, L.P. and SST Advisers, L.L.C. (the general partner of and investment advisor to Special Situations Technology Fund, L.P.), (c) 221,504 shares are beneficially owned by Special Situations Cayman Fund,

L.P. and AWM Investment Company Inc. (the general partner of and investment advisor to Special Situations Cayman Fund, L.P.), and (d) 78,125 shares are beneficially owned by Special Situations Private Equity Fund, L.P., and MG Advisors, L.L.C. Messrs. Marxe and Greenhouse, who serve as officers, directors and members or principal shareholders of the four investment advisers, claim sole voting and dispositive powers for all of the 1,108,421 shares.

         Of the 1,123,421 shares deemed to be beneficially owned by Mr. Stettner, 1,108,421 consist of the shares described in the preceding paragraph. Mr. Stettner is an employee of an entity controlled by Messrs. Marxe and Greenhouse. Mr. Stettner disclaims ownership of all of these shares, other than the 143,600 shares owned by Special Situations Technology Fund, L.P., of which he is the managing director.

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

         The information reported regarding the directors and executive officers includes options, exercisable by the following, within 60 days of March 1, 2000, to purchase the indicated numbers of shares of common stock:

Adam Stettner                            15,000
Killko A. Caballero                      33,750
David O. Bundy                           52,500
Jonathan G. Morgan                       43,333
Christine J. Cox                         29,375
John E. Kelly                            18,750


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In December 1999, we sold 78,125 shares of common stock to Special Situations Private Equity Fund, L.P., 65,104 shares of common stock to Special Situations Cayman Fund, L.P., and 182,292 shares of common stock to Special Situations Fund III, L.P., at a price of $15.36 per share. Under SEC regulations, these funds may be deemed to be affiliated with Austin W. Marxe and David Greenhouse, who beneficially owned 9.2% of our common stock as of March 1, 2000, and Adam Stettner, one of our directors. The shares sold to these funds were sold on terms identical to the terms under which we sold an additional 976,563 shares of common stock to third parties in December 1999.

         For a description of certain employment arrangements between us and two of our executive officers, see "Management--Employment Agreements."

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)       Exhibits

EXHIBIT
NO.                     DESCRIPTION
  3.1(1)                Amended and Restated Certificate of Incorporation of White Pine Software, Inc.
  3.2(1)                Amended and Restated By-Laws of White Pine Software, Inc.
  4.1(1)                Specimen certificate for common stock, $.01 par value, of White Pine Software, Inc.
10.1(1)                 Standard Office Lease-Gross (American Industrial Real Estate Association) dated October 24, 1996 by and between PBP Limited Partnership, as lessor and White Pine
                        Software, Inc., as lessee.
10.2(1)                 Indenture of Lease dated May 15, 1996 by Nash-Tamposi Limited Partnership, Five N Associates, Ballinger
                        Properties, L.L.C. and White Pine Software, Inc.
10.3(1)                 White Pine Software, Inc. Stock Option Plan (1993), as amended
10.4(1)                 White Pine Software, Inc. Stock Option Plan (1994)
10.5(1)                 White Pine Software, Inc. Stock Option Plan (1995), as amended
10.6(1)                 White Pine Software, Inc. Stock Option Plan (1996)
10.7(1)                 White Pine Software, Inc. 1996 Incentive and Nonqualified Stock Option Plan
10.8(5)                 White Pine Software, Inc. 1996 Amended and Restated Employee Stock Purchase Plan
10.9(3)                 White Pine Software, Inc. 1997 Director Stock Option Plan
10.10(3)                Severance Agreement dated June 4, 1997 between White Pine Software, Inc. and Howard R. Berke
10.11(1)                Nondisclosure and Noncompetition Agreement dated February 15, 1996 with David O. Bundy
10.12(3)                Severance Agreement dated March 16, 1998 between White Pine Software, Inc. and Robert Hadden
10.13(5)                Letter agreement dated August 5, 1997 between White Pine Software, Inc. and Christine J. Cox
10.14(1)                Commercial Loan Agreement dated December 30, 1994 between Fleet Bank-NH and White Pine Software, Inc., as amended
10.15(1)                Collateral Assignment and Security Agreement dated December 30, 1994 between Fleet Bank-NH and White Pine
                        Software, Inc., as amended
10.16(1)                Commercial Promissory Note of White Pine Software, Inc. dated August 25, 1995, issued to Fleet Bank-NH
10.17(2)                Revolving Line of Credit Promissory Note
10.18(1)                Stock Purchase Agreement dated March 19, 1996 among certain investors and White Pine Software, Inc., as amended
10.19(1)                Stock Purchase Agreement dated April 17, 1996 between J.F. Shea, Co., Inc. and White Pine Software, Inc., as amended
10.20(1)                Amended and Restated Registration Rights Agreement dated March 19, 1996 among certain stockholders of White
                        Pine Software, Inc. and White Pine Software, Inc., as amended
10.21(1)                Acquisition Agreement dated October 10, 1995 among former stockholders of About Software Corporation S.A.
                        and White Pine Software, Inc.
10.22(4)                Sale of Assets Agreement dated as of July 6, 1998 by and among White Pine Software, Inc., Labtam
                        Communications Pty. Ltd., Creative Software Technologies Pty. Ltd., Dawson Noy Johns and Anthony
                        James Oxley
10.23(5)                Technology Transfer Agreement dated as of November 11, 1998 between White Pine Software, Inc. and Cornell
                        Research Foundation, Inc.
21.1(3)                 List of subsidiaries of White Pine Software, Inc.

23.1                    Consent of Ernst & Young LLP
27.1                    Financial Data Schedule for fiscal year ended December 31, 1999

-------------
(1) Incorporated by reference to White Pine's Registration Statement on Form SB-2 (File No. 333-09525) in the form in which it was declared effective by the Securities and Exchange Commission.

(2) Incorporated by reference to White Pine's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

(3) Incorporated by reference to White Pine's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

(4) Incorporated by reference to White Pine's Current Report on Form 8-K filed on July 23, 1998.

(5) Incorporated by reference to White Pine's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

          (b)       Reports on Form 8-K

          None.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 27, 2000.

                        WHITE PINE SOFTWARE, INC.

                        By: /s/ KILLKO A. CABALLERO
                            -----------------------------------------
                            Killko A. Caballero
                            CHAIRMAN, CHIEF EXECUTIVE OFFICER, AND PRESIDENT

                        By: /s/ CHRISTINE J. COX
                            -----------------------------------------
                            Christine J. Cox
                            CHIEF FINANCIAL OFFICER AND VICE PRESIDENT OF
                            FINANCE

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

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, as of March 27, 2000.

          SIGNATURE                             TITLE
     ---------------------                   -------------

/s/ KILLKO A. CABALLERO              Chairman, Chief Executive Officer, President
----------------------------------   and Director
Killko A. Caballero                  (Principal Executive Officer)

/s/ CHRISTINE J. COX                 Chief Financial Officer and Vice President of Finance
----------------------------------   (Principal Financial and Accounting Officer)
Christine J. Cox

/s/ JOSEPH J. ESPOSITO               Director
----------------------------------
Joseph J. Esposito

/s/ JONATHAN G. MORGAN               Director
----------------------------------
Jonathan G. Morgan

/s/ ADAM STETTNER                    Director
----------------------------------
Adam Stettner

                         REPORT OF INDEPENDENT AUDITORS

BOARD OF DIRECTORS
WHITE PINE SOFTWARE, INC.

         We have audited the accompanying consolidated balance sheets of White Pine Software, Inc. and subsidiary as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of White Pine Software, Inc. and subsidiary at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years ended December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.


                                            /s/ ERNST & YOUNG LLP

Manchester, New Hampshire
February 1, 2000, except for
   Note 10, as to which the
   date is February 29, 2000.

                    WHITE PINE SOFTWARE, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                                     December 31,
                                                                       ----------------------------------------
                                                                                1999                  1998
                                                                       ------------------- --------------------


ASSETS
Current assets:
     Cash and cash equivalents......................................        $ 22,087,638    $  6,420,686
     Accounts receivable, less allowance of $176,000 at December
      31, 1999 and $146,000 at December 31, 1998....................           4,158,603       2,122,275
     Inventories....................................................              53,769          64,916
     Prepaid expenses...............................................             237,628         328,562
     Other current assets...........................................              79,337         108,871
                                                                            ------------    ------------
           Total current assets.....................................          26,616,975       9,045,310
Property and equipment:
     Computer equipment.............................................           1,278,157       1,227,647
     Furniture and fixtures.........................................             240,596         245,823
     Software.......................................................             625,699         536,285
     Equipment......................................................              87,691          88,733
     Leasehold improvements.........................................             202,689         240,552
                                                                            ------------    ------------
                                                                               2,434,832       2,339,040
Accumulated depreciation and amortization...........................          (1,274,302)       (985,405)
                                                                            ------------    ------------
                                                                               1,160,530       1,353,635
Other assets:
     Third party licenses, less accumulated amortization of
         $432,000 at December 31, 1999 and $460,000 at
         December 31, 1998..........................................             559,844         933,914
     Purchased  Software,  less accumulated  amortization of $608,000
         at December 31, 1999 and $0 at December 31, 1998...........           2,533,352       3,141,521
     Trademark,  less  accumulated amortization  of $93,000 at
         December  31, 1999 and $13,000 at December 31, 1998........             870,728         951,104
     Goodwill, less accumulated amortization of $995,000 at
         December 31, 1999 and $756,000 at December 31, 1998.........            198,845         437,463
     Other assets....................................................            105,908         132,823
                                                                            ------------    ------------
                                                                               4,268,677       5,596,825
                                                                            ------------    ------------
Total assets.........................................................         32,046,182      15,995,770
                                                                            ============    ============



                                   (CONTINUED)

                    WHITE PINE SOFTWARE, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                                                  December 31,
                                                                       ----------------------------------------
                                                                             1999               1998
                                                                       ------------------- --------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable ...............................................        717,932         491,626
     Accrued expenses and other accrued liabilities .................      2,253,800       1,555,055
     Deferred revenue ...............................................        695,147         345,945
     Current portion of long-term debt ..............................          7,067          26,521
                                                                        ------------    ------------
         Total current liabilities ..................................      3,673,946       2,419,147

Long term debt, less current portion ................................              -           7,067
Other long term liabilities .........................................        600,000       1,154,808
Stockholders' equity:

     Preferred stock, $0.01 par value; 5,000,000 shares
         authorized; no shares issued or outstanding at December 31,
         1999 or December 31, 1998...................................          --              --
     Common stock, $.01 par value:
         Authorized shares - 30,000,000
         Issued and outstanding shares--12,049,476 at
         December 31, 1999 and 10,460,227 at December 31, 1998 ......        120,495         104,602
     Additional paid-in capital .....................................     61,269,773      41,137,186
     Accumulated deficit ............................................    (33,710,591)    (28,861,083)
     Accumulated other comprehensive income .........................         92,559          34,043
                                                                        ------------    ------------
         Total stockholders' equity .................................     27,772,236      12,414,748
                                                                        ------------    ------------
Total liabilities and stockholders' equity ..........................   $ 32,046,182    $ 15,995,770
                                                                        ============    ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    WHITE PINE SOFTWARE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                YEAR ENDED DECEMBER 31,
                                                                                -----------------------
                                                                                1999             1998
                                                                                -----            ----
 Revenue:
  Software license fees ..................................................   $ 10,714,541    $  6,948,222
  Services and other .....................................................      1,287,077         844,936
                                                                              ------------   ------------
  Total revenue ..........................................................     12,001,618       7,793,158
Cost of revenue ..........................................................      2,547,509       1,645,249
                                                                              ------------   ------------
Gross profit .............................................................      9,454,109       6,147,909
 Operating expenses:
  Sales and marketing ....................................................      7,265,224       7,739,075
  Research and development ...............................................      4,761,107       5,041,872
  General and administrative .............................................      2,359,341       2,277,849
                                                                             -------------   ------------
  Total operating expenses ...............................................     14,385,672      15,058,796
                                                                             -------------   ------------
Loss from operations .....................................................     (4,931,563)     (8,910,887)
 Other income (expense):
  Interest income ........................................................        177,679         577,393
  Other, net .............................................................        (95,624)        (85,089)
                                                                             -------------   ------------
                                                                                   82,055         492,304
                                                                             -------------   ------------
Loss before provision for income taxes ...................................     (4,849,508)     (8,418,583)
Provision for income taxes ...............................................           --             5,306
                                                                             -------------   ------------
Net loss .................................................................   $ (4,849,508)   $ (8,423,889)
                                                                             =============   ============
Net loss per share: basic and diluted.....................................   $      (0.46)   $      (0.86)
                                                                             =============   ============
Weighted average number of common and common equivalent shares outstanding     10,619,696       9,798,307
                                                                             =============   ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    WHITE PINE SOFTWARE, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY





                                                                                              Accumulated
                                           Common stock          Additional                      other         Total
                                      -----------------------      paid-in    Accumulated    comprehensive  stockholders'
                                       Shares       Par value      capital      deficit         income        equity
                                  ---------------------------- -------------------------------------------------------------
BALANCES AT DECEMBER 31, 1997 ....  9,305,714         93,057     38,984,024   (20,437,194)        85,973     18,725,860
Net loss .........................                                             (8,423,889)                   (8,423,889)
Common stock issued upon
   exercise of stock options .....    198,111          1,981        199,036          --             --          201,017
Common stock issued under
   Employee Stock Purchase Plan ..     56,402            564         70,456          --             --           71,020
Common stock issued
   upon purchase of intangible
   assets ........................    900,000          9,000      1,819,170          --             --        1,828,170
Warrants .........................                                   64,500                                      64,500
Accumulated other comprehensive
   Income ........................                                                               (51,930)       (51,930)
                                   ----------        -------     ----------     -------------    -------     ----------
BALANCES AT DECEMBER 31, 1998 .... 10,460,227        104,602     41,137,186      (28,861,083)     34,043     12,414,748

Net loss .........................                                                (4,849,508)                (4,849,508)
Common stock issued upon
   exercise of stock options .....    225,530          2,256        315,556          --             --          317,812
Common stock issued under
   Employee Stock Purchase Plan ..     61,635            616        107,641          --             --          108,257
Common stock issued in private
   placement .....................  1,302,084         13,021     19,709,390          --             --       19,722,411
Accumulated Other
   Comprehensive Income ..........                                                                58,516         58,516
                                   ----------        -------     ----------     -------------    -------     ----------
BALANCES AT DECEMBER 31, 1999 .... 12,049,476        120,495     61,269,773   (33,710,591)        92,559     27,772,236
                                   ==========        =======     ==========   ============        ======     ===========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    WHITE PINE SOFTWARE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                     YEAR ENDED DECEMBER 31,
                                                                                                     -----------------------
                                                                                                     1999             1998
                                                                                                     ----             ----
 OPERATING ACTIVITIES
Net loss.......................................................................................     $(4,849,508)      $(8,423,889)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization................................................................         454,258           522,766
  Amortization of intangible assets............................................................       1,301,234           533,043
  Loss on disposal of fixed assets.............................................................           --               30,000
  Changes in operating assets and liabilities:
      Accounts receivable......................................................................      (2,033,030)          283,866
      Inventories..............................................................................          11,735            33,430
      Prepaid expenses.........................................................................          88,485           435,859
      Other assets.............................................................................          49,221            43,821
      Accounts payable.........................................................................         245,177          (180,912)
      Accrued expenses and other accrued liabilities...........................................         172,819          (616,318)
      Deferred revenue.........................................................................         351,018            96,929
                                                                                                ------------------   ------------
Net cash used in operating activities..........................................................      (4,208,591)       (7,241,405)
                                                                                                ------------------   ------------
INVESTING ACTIVITIES
Purchase of property and equipment, net........................................................        (276,158)         (371,310)
Purchase of third party licenses, net..........................................................              --          (163,846)
Purchase of Purchased Software.................................................................              --          (685,351)
                                                                                                ------------------   ------------
Net cash used in investing activities..........................................................        (276,158)       (1,220,507)
                                                                                                ------------------   ------------
FINANCING ACTIVITIES
Principal payments on long-term debt and third-party licenses..................................         (25,136)          (55,830)
Proceeds from common stock issued upon exercise of stock options...............................         317,812           201,017
Proceeds from common stock issued under Employee Stock Purchase Plan...........................         108,257            71,020
Proceeds from private placements, net..........................................................      19,722,411                --
                                                                                                ------------------   ------------
Net cash provided by financing activities......................................................      20,123,344           216,207
                                                                                                ------------------   ------------
Currency translation effect on cash and cash equivalents.......................................          28,357           (37,253)
                                                                                                ------------------   ------------
Net increase (decrease) in cash and cash equivalents...........................................      15,666,952        (8,282,958)
Cash and cash equivalents at beginning of period...............................................       6,420,686        14,703,644
                                                                                                ------------------   ------------
Cash and cash equivalents at end of period.....................................................     $22,087,638        $6,420,686
                                                                                                ==================   ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    WHITE PINE SOFTWARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

1. ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

White Pine Software, Inc. and its subsidiary ("the Company") operates in one business segment, which develops, markets and supports multi-platform desktop multimedia software that facilitates worldwide video and audio communication and data collaboration across the Internet, intranets and other networks using Internet protocol.

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

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

INTANGIBLE ASSETS

         Intangible assets except trademark are amortized on a straight line basis over three to five years. Trademark is amortized over twelve years.

CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. Cash and cash equivalents include cash on deposit in checking accounts, commercial paper, and overnight repurchase agreements. These cash and cash equivalents are maintained with high credit quality financial institutions.

         The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company maintains reserves for potential credit losses; historically, such losses have not been material and have been within management's expectations. Two customers accounted for approximately 38% and 59% of accounts receivable at December 31, 1999 and 1998.

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

         Included in the Company's balance sheet at December 31, 1999 and 1998 are the assets of the Company's foreign subsidiary, White Pine Software, Europe, of which $186,000 and $254,000 of tangible assets are located in France.

ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS

         In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets," the Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present. On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets. During this review, the Company reevaluates the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows, and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances, which have occurred since acquisition. To date, there have been no impairment losses recorded.

THIRD-PARTY LICENSES

         The cost of agreements entered into with third parties for the right to use the third parties' technology in the Company's products is amortized on a straight-line basis over the lives of the agreements, or the expected life of technology, whichever is less.

INCOME TAXES

         Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

REVENUE RECOGNITION

         The Company's revenue is derived from software license fees and fees for services related to its software products, primarily software maintenance fees. The Company recognizes revenue in accordance with the provisions of AICPA Statement of Position No. 97-2, SOFTWARE REVENUE RECOGNITION, as amended.

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

CAPITALIZED SOFTWARE

         Software development costs meeting recoverability test are capitalized under Statement of Financial Accounting Standards No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. The cost of software capitalized is amortized based on its estimated economic life.

EARNINGS PER SHARE

The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128). SFAS 128 requires calculation and presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted average number of common shares outstanding and excludes any dilutive effects of warrants, stock options or other type securities. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding and the dilutive effect of stock options, warrants and related securities calculated using the treasury stock method. Dilutive securities are excluded from the diluted earnings per share calculation if their effect is antidilutive.

FOREIGN CURRENCY TRANSLATION

         The financial statements of the Company's foreign subsidiary have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, FOREIGN CURRENCY TRANSLATION. All balance sheet amounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using average exchange rates. The gains and losses resulting from the changes in exchange rates from the date of acquisition of White Pine Software, Europe to December 31, 1999, have been reported separately as a component of stockholders' equity.

         The aggregate transaction gains and losses are insignificant for all periods presented.

ADVERTISING COSTS

         All costs related to advertising the Company's products are expensed in the period incurred. Amounts charged to expense were $252,000 and $655,000, during the years ended December 31, 1999 and 1998, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

         Statement of Position 98-9, MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS, modifies certain provisions of Statement of Position 97-2. The Company's accounting policy on software revenue recognition currently is in compliance with Statement 97-2, as amended by Statement of Position 98-9, and adoption of this Statement of Position has not had a material impact on the financial position or results of operations of the Company.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133. "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," which establishes standards for the recognition, measurement, and reporting of derivatives and hedging activities and is effective for the Company's year ending December 31, 2001. The Company anticipates that the adoption of this new accounting standard will not have a material impact on the Company's consolidated financial statements.

2. TECHNOLOGY ACQUISITIONS

ACQUISITION FROM LABTAM COMMUNICATIONS PTY. LTD.

         On July 8, 1998 the Company purchased certain assets, including intellectual property, comprising certain T.120 whiteboarding and data collaboration technology from Labtam Communications Pty. Ltd. The purchase price for these assets consisted of 900,000 shares of the Company's Common Stock and cash payments of U.S.$628,000 in July 1998 and A$201,606 (or U.S.$133,000) in
January 1999. The Company recorded capitalized software of $2,641,000 in connection with the acquisition, consisting of (i) $1,828,000 attributable to the Common Stock issued in the acquisition, based upon the Common Stock's closing price of $2.03 on July 8, 1998, (ii) the two cash payments totaling $761,000 and (iii) $52,000 of accounting, legal and other fees incurred in connection with the acquisition.

ACQUISITION FROM CORNELL RESEARCH FOUNDATION, INC.

         During 1998, the Company obtained certain trademark and intellectual property rights to CU-SeeMe and the underlying MeetingPoint technology from Cornell Research Foundation, Inc. The purchase price for these rights consisted of (i) a note in the principal amount of $900,000, of which $300,000 is due on each of June 30,2000, June 30, 2001 and June 30, 2002, and
(ii) warrants to purchase 150,000 shares of the Company's Common Stock at a price of $1.00 per share. The Company recorded as trademark a total of $964,500 in connection with the acquisition, consisting of the $900,000 principal amount of the long-term note and $64,500 attributable to the warrants, which were valued in accordance with SFAS 123. The warrants were issued in exchange for outstanding warrants issued previously to Cornell Research Foundation, Inc.; these prior warrants had an exchange price of $6.00 per share but otherwise had terms substantially identical to those of the new warrants.

         The acquired trademark rights were capitalized and are being amortized over their estimated economic life of twelve years.

         As a result of the acquisition, the Company recorded as capitalized software a total of $500,000 previously recorded as prepaid royalties.

3. FINANCINGS

In December 1999, the Company received approximately $20 million from four different investors through the issuance of 1,302,084 shares of its common stock. The shares were sold at a price of $15.36 per share, which was the 30-day weighted average closing price of the common stock at the date the terms of the financings were negotiated.

4. INDEBTEDNESS

LINE OF CREDIT

On March 31, 1999, the Company terminated its commercial loan agreement with a financial institution, which had provided for a $1,000,000 revolving line of credit.

LONG TERM DEBT

Debt obligations consist of the following:


                                                                                              DECEMBER 31,
                                                                                              ------------
                                                                                           1999         1998
                                                                                           ----         ----
Secured, non-interest bearing, term loan from a foreign governmental agency, due in annual installments of $44,408, with the final installment due in
 September 1999..................................................................            $-       $16,000
Note payable, due in monthly installments of $883 plus interest at 9.5%, with
 remaining balances due August 2000..............................................         7,000        17,000
                                                                                    --------------------------
                                                                                          7,000        33,000
Less current portion.............................................................         7,000        26,000
                                                                                    --------------------------



                                                                                             $-        $7,000
                                                                                    ==========================



         Total interest expense for the years ended December 31, 1999 and 1998, was approximately $3,000 and $4,000, respectively, and is included in other expense.

5. ACCRUED EXPENSES AND OTHER ACCRUED LIABILITIES

         Accrued expenses and other accrued liabilities consist of the following:


                                                                                           DECEMBER 31,
                                                                                           ------------
                                                                                        1999       1998
                                                                                        ----       ----
Accrued compensation and related benefits.................................        $1,001,000         $647,000
Pending litigation........................................................                 -           51,000
Royalties.................................................................           106,000          246,000
Other accruals............................................................         1,147,000          611,000
                                                                             ---------------------------------
                                                                                  $2,254,000       $1,555,000
                                                                                  ==========       ==========


         In prior years, the Company was a co-defendant in various lawsuits that sought damages for alleged injuries sustained while using products which the plaintiffs assert were designed and manufactured by a predecessor company. The Company reduced its reserve for pending lawsuits from $291,000 to $51,000 as of December 31, 1998, in recognition of the fact that all but two lawsuits had been resolved. The Company reversed the final $51,000 reserve upon notification that the two remaining lawsuits had been dismissed during 1999. Subsequent to this transaction, there are no outstanding lawsuits against the Company.

6. INCOME TAXES

         The Company's deferred tax assets and related valuation allowances are as follows:


                                                                                     DECEMBER 31,
                                                                                     ------------
                                                                               1999               1998
                                                                               ----               ----
Deferred tax assets..................................................         $10,150,000          $8,866,000
Valuation allowance for deferred tax assets..........................         (10,150,000)        (8,866,000)
                                                                        --------------------------------------
Net deferred tax asset...............................................           $-                 $-
                                                                              ============        ===========


         Deferred tax assets consist primarily of net operating loss carryforwards and accrued liabilities.

         The Company recorded a valuation allowance of $10,150,000 and $8,866,000 at December 31, 1999 and 1998, respectively, against its deferred tax assets since it is believed to be more likely than not that the net operating loss carryforwards and other temporary differences will not provide a future tax benefit.

         At December 31, 1999, the Company had cumulative federal net operating loss carryforwards of approximately $26,848,000 for income tax purposes. The availability of the net operating loss carryforwards to offset future taxable income is subject to significant annual limitations. The loss carryforwards expire at various dates through 2020.

7. LEASE COMMITMENTS

         The Company leases its office facilities under various operating leases expiring at various times through fiscal 2001. Future minimum annual rental commitments under the lease agreements for the years ending December 31 are as follows:


2000.........................................................................................        $253,000
2001.........................................................................................         178,000
                                                                                                --------------
                                                                                                     $431,000
                                                                                                --------------


         Total rent expense for the years ended December 31, 1999 and 1998, was approximately $229,000 and $253,000, respectively.

8. SIGNIFICANT CUSTOMERS AND GEOGRAPHICAL SALES

         During the years ended December 31, 1999 and 1998, two customers accounted for approximately 13% and 35%, respectively, of the Company's total revenue.

         The Company's sales by geographic location are summarized below:


                                                                                   YEAR ENDED DECEMBER 31,
                                                                                   -----------------------
                                                                                    1999              1998
                                                                                    ----              ----
United States and Canada................................................         $9,494,000        $5,887,000
Europe..................................................................          1,533,000         1,449,000
Pacific Rim.............................................................            975,000           457,000
                                                                          ------------------------------------
                                                                                $12,002,000        $7,793,000
                                                                          ====================================


9. EMPLOYEE BENEFITS

401(k) PLAN

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

EMPLOYEE STOCK PURCHASE PLAN

         In 1996 the Company adopted the 1996 Employee Stock Purchase Plan (the "ESPP"). Under the ESPP, an aggregate of 100,000 shares of Common Stock are reserved for purchase by qualified employees, at 85% of the appropriate market price. On December 16, 1998, the Board of Directors amended the total shares of the ESPP plan to 200,000 shares and deleted a provision that had prohibited certain "highly compensated" officers of the Company from participating in the ESPP. The ESPP provides that qualified employees may authorize payroll deductions from 1% to 6% of their base pay to purchase shares at the lower of the market price in effect on the day the offering starts or the day the offering terminates. In 1998, the company issued 56,402 shares. 17,474 shares were issued at $2.23 per share, and 38,928 shares were issued at $0.82 per share. In 1999, the company issued 61,635 shares. 48,500 shares were issued at $0.82 per share, and 13,135 shares were issued at $5.10 per share.

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

1996 INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN
-------------------------------------------------

         In 1996, the Company adopted the 1996 Stock Option Plan (the "1996 Plan"). Under the 1996 Plan, 550,000 shares of Common Stock are available for grant to employees. On September 30, 1997 the Company amended the 1996 Plan increase the number of available shares from 550,000 to 1,000,000. Option prices and exercise periods are determined by the Board of Directors on the date of grant. All options granted under the Stock Option Plan become exercisable in installments over a three to four year period commencing from the date of grant and expire ten years from the date of grant.

1997 DIRECTOR STOCK OPTION PLAN
-------------------------------

         In 1997, the Company adopted the 1997 Outside Director Stock Option Plan (the "Director's Plan"). The Company has reserved 150,000 shares of Common Stock under the Director's Plan. The Director's Plan authorizes a one-time automatic grant of options to acquire 15,000 shares of Common Stock as an initial award for being a Director. Each subsequent year, at re-election, directors are granted an additional 10,000 options. All options granted are exercisable at the next annual meeting subsequent to being granted. All options expire ten years from the date of grant and have an exercise price equal to the fair market value of the Company's Common Stock on the date of grant.

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

                                                                             OPTIONS              ESPP
                                                                             -------              ----


                                                                          1999     1998      1999     1998
                                                                          ----     ----      ----     ----
Expected life (years)................................................       4.66      4.05     0.50    0.50
Interest rate........................................................      5.75%     5.50%    5.75%    5.5%
Volatility...........................................................       1.23      0.97     1.23    0.97


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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands except for per share information):


                                                                                     1999           1998
                                                                                     ----           ----
Pro forma net loss...........................................................         $(5,474)       ($8,925)
Pro forma net loss per share: basic and diluted..............................          $(0.52)        ($0.91)


Option activity under the Company's stock option plans is summarized below:


                                                                   1999                        1998
                                                         -----------------------      ------------------------
                                                                         WEIGHTED                     WEIGHTED
                                                                          AVERAGE                     AVERAGE
                                                                         EXERCISE                     EXERCISE
                                                           SHARES         PRICE         SHARES         PRICE
                                                           ------        --------       ------       --------
Outstanding at beginning of year..................        1,108,644        $1.88      1,408,248         $2.65
Granted...........................................          895,000        17.51        492,650          1.82
Expired or canceled...............................         (121,910)       12.05       (594,143)         4.12
Exercised.........................................         (225,530)        1.41       (198,111)         1.01
                                                          ----------                  ----------
Outstanding at end of year........................        1,656,204         9.63      1,108,644          1.88
                                                          ==========                  ==========
Exercisable at end of year........................          471,190         2.00        462,828         $1.67



         The following table presents weighted-average price and fair value information about options granted at fair market value during fiscal years 1999 and 1998:


                                                NUMBER OF
                                                 OPTIONS        WEIGHTED-AVERAGE      WEIGHTED-AVERAGE FAIR
       EXERCISE PRICE ON DATE OF GRANT           GRANTED         EXERCISE PRICE               VALUE
       -------------------------------          ---------       ----------------      ---------------------
1999
Equal to fair market value.................          895,000          $17.51                   $14.78
Less than fair market value................                -            N/A                      N/A
                                              ---------------
                                                     895,000
                                              ---------------
                                              ---------------
1998
Equal to fair market value.................          492,650           $1.82                    $1.29
Less than fair market value................                -            N/A                      N/A
                                              ---------------
                                                     492,650
                                              ---------------
                                              ---------------


         The following table presents weighted-average price and life information about significant option groups outstanding at December 31, 1999 and 1998:


                              OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
    -----------------------------------------------------------------------  ------------------------------
                                             WEIGHTED          WEIGHTED                        WEIGHTED
        RANGE                                AVERAGE            AVERAGE                        AVERAGE
         OF               NUMBER            REMAINING          EXERCISE        NUMBER          EXERCISE
      EXERCISE          OUTSTANDING      CONTRACTUAL LIFE        PRICE       EXERCISABLE        PRICE
       PRICES           -----------      ----------------      --------      -----------       --------
      --------
  1999
     $ 0.50 - $ 1.875          542,107           7.35 years          $ 1.46        228,582           $ 1.16
          2.00 - 2.50          338,872           7.42 years            2.45        187,508             2.45
        2.625 - 7.875          249,225           9.05 years            4.35         55,100             3.99
         8.75 - 25.50          526,000           9.96 years           25.19             --               --
                      -----------------                                     ---------------
                             1,656,204                                             471,190
                      -----------------                                     ---------------
                      -----------------                                     ---------------
  1998
       $ 0.50 - $ .80          185,392           2.55 years           $0.53        185,392            $0.53
         0.84 -  1.25          171,454           8.74 years            1.15         37,954             1.00
         1.50 -  1.88          254,300           9.69 years            1.85         18,500             1.50
         2.00 -  2.63          439,148           8.29 years            2.43        178,445             2.36
          3.75 - 7.88           58,300           8.58 years            4.38         42,537             4.39
                      -----------------                                     ---------------
                             1,108,644                                             462,828
                      =================                                     ===============



10. SUBSEQUENT EVENTS

         The Company sold the assets of its legacy connectivity business to an Australian company on February 29, 2000 for $1,000,000 in cash and 467,730 ordinary shares of the Australian company. These shares were valued at U.S. $500,000 on February 29, 2000. The gain generated from this sale will be calculated in the first quarter of 2000.