Form 10QSB
period 2000-03-31
CUSEEME NETWORKS INC
filed 2000-05-15
CIK 1006591

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   (Mark One)

     /X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the quarterly period ended March 31, 2000

     / / Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition period from _________ to
         ___________

                        Commission File Number: 000-21415

                            CUseeMe Networks, Inc.
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

                                 Yes  /X/   No / /

The number of shares outstanding of the Registrant's common stock as of May 5, 2000 was 12,197,248.

Transitional Small Business Disclosure Format (check one):

                                 Yes  / /   No /X/

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

        Condensed Consolidated Balance Sheets as of March 31, 2000 and
        December 31, 1999..................................................  3

        Condensed Consolidated Statements of Operations for the three months ended March 31,2000 and April 2, 1999 ......................  4

        Condensed Consolidated Statements of Cash Flows for the three months ended March 31,2000 and April 2, 1999.......................  5

        Notes to Condensed Consolidated Financial Statements...............  6

Item 2. Management's Discussion and Analysis or Plan of Operation..........  7

Item 2A.Risk Factors....................................................... 12

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K..................................  19

Signatures................................................................  20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      CUSEEME NETWORKS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               March 31,         December 31,
                                                                                 2000                1999
                                                                           ----------------   ------------------
Assets
        Current assets:
             Cash and cash equivalents ...............................           $21,561               $22,088
             Investment ..............................................               500                  --
             Accounts receivable, net ................................             4,955                 4,159
             Inventories .............................................               138                    54
             Prepaid expenses and other current assets ...............               335                   317
                                                                                 -------               -------
                          Total current assets .......................            27,489                26,618

        Property and equipment, net ..................................             1,751                 1,160
        Third party licenses, net ....................................               495                   560
        Purchased Software, net ......................................             2,326                 2,533
        Trademark, net ...............................................               851                   871
        Goodwill, net ................................................               139                   199
        Other long term assets .......................................               121                   106
                                                                                 -------               -------
Total assets .........................................................           $33,172               $32,047
                                                                                 =======               =======

Liabilities and stockholders' equity
        Current liabilities:
             Accounts payable and accrued expenses ...................           $ 2,778               $ 2,973
             Deferred revenue ........................................               702                   695
             Current portion of long-term debt .......................                 4                     7
                                                                                 -------               -------
                          Total current liabilities ..................             3,484                 3,675

        Other long-term liabilities ..................................               600                   600
        Stockholders' equity .........................................            29,088                27,772
                                                                                 -------               -------
Total liabilities and stockholders' equity ...........................           $33,172               $32,047
                                                                                 =======               =======

See Notes to Condensed Consolidated Financial Statements.

                      CUSEEME NETWORKS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                        Three Months Ended
                                                               ----------------------------------------
                                                               March 31, 2000        April 2, 1999
                                                               --------------------  ------------------
 Revenue:
            Software license fees ........................    $      3,595              $      2,186
            Services and other ...........................             497                       273
                                                              ------------              ------------
                   Total revenue .........................           4,092                     2,459

 Cost of revenue .........................................             992                       514
                                                              ------------              ------------
 Gross profit ............................................           3,100                     1,945

 Operating expenses:
            Sales and marketing ..........................           1,869                     1,598
            Research and development .....................           1,350                     1,177
            General and administrative ...................             952                       515
                                                              ------------              ------------
                   Total operating expenses ..............           4,171                     3,290
                                                              ------------              ------------
 Loss from operations ....................................          (1,071)                   (1,345)

 Other income (expense):
            Interest income, net .........................             254                        70
            Gain from asset sale .........................             776                        --
            Other, net ...................................             (15)                      (29)
                                                              ------------              ------------
                  Total other income, net ................           1,015                        41
                                                              ============              ============
 Net loss ................................................    $        (56)             $     (1,304)
                                                              ============              ============
 Net loss per share:  Basic and Diluted ..................    $      (0.00)             $      (0.12)
                                                              ============              ============
 Weighted average number of common
     shares outstanding: Basic and Diluted................      12,085,675                10,480,093
                                                              ============              ============

See Notes to Condensed Consolidated Financial Statements.

                      CUSEEME NETWORKS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  THREE-MONTH ENDED
                                                                            MARCH 31,        APRIL 2,
                                                                               2000            1999
                                                                           ------------    ------------
OPERATING ACTIVITIES
Net loss .............................................................   $    (56)             $(1,304)
Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation ..................................................        128                  206
       Amortization of goodwill and purchased intangibles ............        352                  167
       Amortization of deferred stock compensation ...................         58                   --
       Gain from asset sale of Hosting Connectivity business .........       (776)                  --
       Changes in operating assets and liabilities:
             Accounts receivable .....................................       (933)                (528)
             Inventories .............................................       (131)                 (12)
             Prepaid expenses ........................................          2                   29
             Other assets ............................................        (39)                  71
             Accounts payable ........................................        205                  (59)
             Accrued expenses and other accrued liabilities ..........       (385)                (401)
             Deferred revenue ........................................        168                   (7)
                                                                         --------              -------
Net cash used in operating activities ..................     (1,407)              (1,838)

INVESTING ACTIVITIES
Purchase of property and equipment, net ..............................       (742)                 (98)
Proceeds received from Hosting Connectivity asset sale ...............        985                   --
                                                                         --------              -------
Net cash provided by (used in) investing activities ..................        243                  (98)

FINANCING ACTIVITIES
Principal payments on long-term debt and third-party licenses ........         (2)                  (2)
Proceeds from common stock issued upon exercise of stock options .....        667                   25
                                                                         --------              -------
Net cash provided by financing activities ..................        665                   23

Currency translation effect on cash and cash equivalents .............        (28)                  66
                                                                         --------              -------
Net decrease in cash and cash equivalents ............................       (527)              (1,847)
Cash and cash equivalents at beginning of period .....................     22,088                6,421
                                                                         --------              -------
Cash and cash equivalents at end of period ...........................   $ 21,561              $ 4,574
                                                                         ========              =======

Non-cash investing activity: common stock received as partial
consideration for Hosting Connectivity asset sale ....................   $500,000                   --



See Notes to Condensed Consolidated Financial Statements.

                      CUSEEME NETWORKS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2000

1. ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

         We develop software solutions that facilitate worldwide video and audio communication and data collaboration across the Internet, intranets, extranets and other networks using the Internet Protocol (IP). Our CU-SeeMe Web product provides the industry's first multipoint video instant messaging over the Internet. Our CU-SeeMe Pro and MeetingPoint create a client-server solution that allows multiple users to participate simultaneously in conferences over the Internet. ClassPoint is a MeetingPoint add-on that provides a complete solution for corporate training and distance learning. We support multiple platforms, including Windows 95, 98 and NT, Sun Solaris, and Red Hat Linux. Our web site is located at WWW.CUSEEME.COM. CU-SeeMe Web can be experienced at WWW.WORLD.CUSEEME.COM. Information contained in our web site is not a part of this Annual Report.

         We are targeting increased distribution of our client software. Targeting Internet service providers, portal sites, and enterprises, we will sell either a complete end-to-end solution for Internet communications or Internet communications services whereby the customer pays a recurring fee to video/audio-enable and maintain its web site.

         On May 8, 2000, we changed our company name from White Pine Software, Inc. to CUseeMe Networks, Inc.

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

REVENUE RECOGNITION

         Our revenue is derived from software license fees and fees for services related to our software products, primarily software maintenance fees. We recognize revenue in accordance with the provisions of AICPA Statement of Position No. 97-2, SOFTWARE REVENUE RECOGNITION, as amended.

         Software license revenue is recognized upon our receipt of a firm customer order and shipment of the software, net of allowances for estimated future returns, provided that no significant obligations remain on our part and collection of the related receivable is deemed probable.

         Software maintenance fees, which are generally payable in advance and are non-refundable, are recognized ratably over the period of the maintenance contract, typically twelve months. Revenue from training and consulting services is recognized as services are provided.

         Software license fees, consulting fees, and training fees that have been prepaid or invoiced but that do not yet qualify for recognition as revenue under our policy, and prepaid maintenance fees not yet recognized as revenue, are reflected as deferred revenue.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         THIS QUARTERLY REPORT CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, PERFORMANCE AND ACHIEVEMENTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY THE FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE FACTORS SET FORTH UNDER "ITEM 2A. RISK FACTORS" BELOW.

RESULTS OF OPERATIONS

The following table sets forth line items from our statements of operations as percentages of total revenue for the three months ended March 31, 2000 and April 2, 1999.

                                                                     Three Months Ended
                                                              --------------------------------
                                                                March 31,            April 2,
                                                                  2000                 1999
                                                              --------------       ---------------
 Revenue:
              Software license fees ......................       87.8%                  88.9%
              Services and other .........................       12.2%                  11.1%
                                                                -----                  -----
                    Total revenue ........................      100.0%                 100.0%

Cost of revenue ..........................................       24.2%                  20.9%
                                                                -----                  -----
Gross profit .............................................       75.8%                  79.1%

Operating expenses:
              Sales and marketing ........................       45.7%                  65.0%
              Research and development ...................       33.0%                  47.9%
              General and administrative .................       23.3%                  20.9%
                                                                -----                  -----
                    Total operating expenses .............      102.0%                 133.8%
                                                                -----                  -----
Loss from operations .....................................      -26.2%                 -54.7%

Interest income ..........................................        6.2%                   2.8%
Gain from asset sale .....................................       19.0%                   0.0%
Other, net ...............................................       -0.4%                  -1.1%
                                                                -----                  -----
                    Total other income, net ..............       24.8%                   1.7%
                                                                -----                  -----
Net loss .................................................       -1.4%                 -53.0%
                                                                =====                  =====

         REVENUE. Total revenue increased by 66% to $4,092,000 in the three months ended March 31, 2000 from $2,459,000 in the three months ended April 2, 1999. The growth was primarily due to (a) a 97% increase in conferencing server revenues, which grew to $1,880,000 in the three months ended March 31, 2000 from $954,000 in the corresponding quarter of the prior year, and (b) conferencing client revenues which increased 85% to $1,764,000 from $954,000 in the comparable quarter of the prior year. Conferencing client revenue growth was due to both the release of CU-SeeMe Web, our browser-based client, which began shipping in March 2000, and shipment of our camera bundle.

         The increases in revenue were offset in part by the curtailment of legacy host connectivity revenues in the current year, due to the sale of the legacy host connectivity product lines in February 2000. Host connectivity revenue in the first quarter was $101,000 compared with $534,000 in the corresponding quarter of prior year. This represented January and February revenues generated before the connectivity product line was sold to Powerlan USA, a wholly-owned subsidiary of Powerlan Ltd, an Australian company.

         COST OF REVENUE. Cost of revenue consists principally of royalties and associated amortization of paid license fees relating to third-party software included in our products, and costs of cameras, product media, manuals, packaging materials, product localization for international markets, duplication and shipping.

         Cost of revenue was 24% of total revenue in the quarter ended March 31, 2000 and 21% for the quarter ended April 2,1999. The increase in cost was largely attributable to Technical Support costs of $186,000, or 4.5%, which is now included in cost of sales as opposed to operating expenses where it has been traditionally reported. This change reflects the fact that technical support is now significantly tied to revenue, compared to prior years when support was frequently provided for no charge or for freeware product. The increase was due in lesser part to additional costs of $73,000 relating to the applications service provider, or ASP, business which we expect to launch in the second quarter of 2000. These increases in costs were partially offset by higher video conferencing margins of 84% versus 78% in the comparable period of the prior year, driven by sales of the higher-margin CU-Web.

         SALES AND MARKETING. Sales and marketing expense consists primarily of costs associated with sales and marketing personnel, sales commissions, trade shows, advertising and promotional materials. Sales and marketing expense increased by 17% to $1,869,000 in the quarter ended March 31, 2000 from $1,598,000 in the respective period in the prior year. The increase in sales and marketing expense in the first quarter was driven primarily by increased headcount and associated expenses, marketing programs, and commission expense on higher sales volumes. The increase was partially offset by the exclusion of Technical Support expense of $186,000 in the most recent quarter. Technical support expense was included in cost of revenue as of the first quarter of 2000, as customers are now charged for all support calls.

         RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of costs of personnel and equipment. Research and development expense increased by 15% to $1,350,000 in the quarter ended March 31, 2000, from $1,177,000 in the comparable period in the previous year. The quarter-to-quarter increase was primarily due to increased headcount in the three months ended March 31, 2000 due to hiring to support the proposed ASP business. Total research and development headcount was 46 on March 31, 2000, as compared to 39 on April 2, 1999.

         GENERAL AND ADMINISTRATIVE. General and administrative expense consists of administrative, financial and general management activities, including legal, accounting and other professional fees. General and administrative expense increased by 85% to $952,000 from $515,000 in the three month period ended March 31, 2000. This increase was due to headcount additions in management information systems, salary adjustments, increased legal expense, and consulting fees.

LIQUIDITY AND CAPITAL RESOURCES

         We used cash of $527,000 in the three months ended March 31, 2000, as compared with $1,847,000 cash used in the three months ended April 2, 1999. Cash used in the three months ended March 31, 2000 was comprised predominantly of the net loss of $56,000, an increase in accounts receivables of $933,000, purchase of property of equipment of $742,000, and $500,000 used in general operations, offset in large part by the cash generated from the sale of the connectivity product lines in the amount of $1,000,000, and $667,000 from stock option exercises. This compares with $1,847,000 of cash used in the same quarter of the prior year, which consisted largely of $1,304,000 in net loss, a final cash outlay of $233,000 related to our acquisition of T.120 technology and H.323 stack source code, $100,000 in property and equipment purchases, and $150,000 in royalty payments.

         In December 1999, we received gross proceeds of $20,000,000 in a private placement of shares of our common stock. In four private placements of $5,000,000 each, CFE, Inc. (a wholly owned subsidiary of General Electric Capital Corporation), Private Equity Holding (Cayman) Ltd., Altamira Management Ltd., and Special Situations funds (Special Situations Private Equity Fund, L.P., Special Situations Cayman Fund, L.P., and Special Situations Fund III, L.P.) each purchased 325,521 shares at a price of $15.36 per share. The price was based on a 30-day weighted average at the time the terms were negotiated.

         The Hosting Connectivity assets were sold to a third party in February 2000.

         Total consideration received in the sale of the Hosting Connectivity assets was $1,000,000 in cash and $500,000 in stock. The gain was partially offset by related transaction costs such as legal and employee-related expenses.

         At March 31, 2000, we had cash and cash equivalents of $21,561,000 and working capital of $24,005,000. We believe that our current cash and cash equivalents will be sufficient to fund our operations and capital expenditures through at least the first fiscal quarter of 2001. Thereafter, our liquidity will be materially dependent on our internally generated funds and our ability to obtain funds from additional equity or debt financings from external sources. We continue to experience a negative cash flow from operations in each fiscal quarter. Our capital requirements may vary materially from those we now anticipate, depending on a number of factors including:

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

INFLATION

         Although some of our expenses increase with general inflation in the economy, inflation has not had a material impact on our financial condition or results of operations to date.

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

In April 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25". The Interpretation will be applied prospectively to new awards, modifications to outstanding awards, and changes in employee status on or after July 1, 2000, except in certain circumstances. We are evaluating the impact this interpretation will have on our financial position and results of operations.

ITEM 2A.  RISK FACTORS

                                  RISK FACTORS

    SOME OF THE INFORMATION IN THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. YOU CAN IDENTIFY THESE STATEMENTS BY FORWARD-LOOKING WORDS SUCH AS "MAY," "WILL," "EXPECT," "ANTICIPATE," "BELIEVE," "ESTIMATE," "CONTINUE" AND SIMILAR WORDS. YOU SHOULD READ STATEMENTS THAT CONTAIN THESE WORDS CAREFULLY BECAUSE THEY (1) DISCUSS OUR FUTURE EXPECTATIONS, (2) CONTAIN PROJECTIONS OF OUR FUTURE OPERATING RESULTS OR FINANCIAL CONDITION OR (3) STATE OTHER "FORWARD-LOOKING" INFORMATION. WE BELIEVE IT IS IMPORTANT TO COMMUNICATE CERTAIN OF OUR EXPECTATIONS TO OUR INVESTORS. THERE MAY BE EVENTS IN THE FUTURE, HOWEVER, THAT WE ARE NOT ACCURATELY ABLE TO PREDICT OR OVER WHICH WE HAVE NO CONTROL. THE RISK FACTORS LISTED IN THIS SECTION, AS WELL AS ANY OTHER CAUTIONARY LANGUAGE IN THIS QUARTERLY REPORT, PROVIDE EXAMPLES OF RISKS, UNCERTAINTIES AND EVENTS THAT MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS WE DESCRIBE IN OUR FORWARD-LOOKING STATEMENTS. YOU SHOULD BE AWARE THAT THE OCCURRENCE OF ANY OF THE EVENTS DESCRIBED IN THESE RISK FACTORS AND ELSEWHERE IN THIS QUARTERLY REPORT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

WE HAVE INCURRED SUBSTANTIAL LOSSES IN THE PAST AND MAY NOT BE PROFITABLE IN THE
  FUTURE.

    We may never generate significant revenue or be profitable. Since we began operations, we have incurred substantial losses. We incurred net losses of $8.4 million in 1998, $4.8 million in 1999 and $56,000 in the first quarter of 2000. We had an accumulated deficit of $33.8 million at March 31, 2000.

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

WE MAY REQUIRE ADDITIONAL CAPITAL.

    We may need to raise additional capital in order to fund the development and marketing of our products and services. Although we expect our cash and cash equivalents to provide us with sufficient working capital through at least the first fiscal quarter of 2001, our current plans and projections may prove to be inaccurate or our expected cash flow may prove to be insufficient to fund our operations because of product delays, unanticipated expenses or other unforeseen difficulties. Our ability to obtain additional financing will depend on a number of factors, including market conditions, our operating performance and investor interest. These factors may make the timing, amount, terms and conditions of any financing unattractive. They may also result in our incurring additional indebtedness or accepting stockholder dilution. If adequate funds are not available or are not available on acceptable terms, we may have to forego strategic acquisitions or investments, defer our development activities, or delay our introduction of new products and services. Any of these actions may seriously harm our business and operating results.

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

PART 2.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

          Exhibit    Description

            27.1     Financial Data Schedule for fiscal quarter ended
                     March 31, 2000

      (b)  Reports on Form 8-K

             None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of May 15, 2000.

                              CUSEEME NETWORKS, INC.

                              By:    /s/ KILLKO A. CABALLERO
                                     ----------------------------------
                                     Killko A. Caballero
                                     Chief Executive Officer and
                                     President (Principal Executive
                                     Officer)

                              By:    /s/ CHRISTINE J. COX
                                     ----------------------------------
                                     Christine J. Cox
                                     Chief Financial Officer and
                                     Vice President - Finance
                                     (Principal Financial and
                                     Accounting Officer)