Form 10QSB
period 2000-06-30
CUSEEME NETWORKS INC
filed 2000-08-14
CIK 1006591

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   (Mark One)

     /X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the quarterly period ended June 30, 2000

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

                                 Yes  /X/   No / /

The number of shares outstanding of the Registrant's common stock as of August 9, 2000 was 12,216,180.

Transitional Small Business Disclosure Format (check one):

                                 Yes  / /   No /X/

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION



Item 1. Financial Statements (unaudited):

        Condensed Consolidated Balance Sheets as of June 30, 2000
        and December 31, 1999..................................................   3

        Condensed Consolidated Statements of Operations for the three and six
        months ended June 30, 2000 and July 2, 1999 ...........................   4

        Condensed Consolidated Statements of Cash Flows for the six
        months ended June 30, 2000 and July 2, 1999 ...........................   5

        Notes to Condensed Consolidated Financial Statements...................   6

Item 2. Management's Discussion and Analysis...................................   8

Item 2A.Risk Factors...........................................................  12

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.......................................  20

Signatures.....................................................................  21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      CUSEEME NETWORKS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                         June 30, 2000      December 31, 1999
                                                                        ----------------   ------------------

Assets
        Current assets:
             Cash and cash equivalents ...............................        $18,122               $22,088
             Available-for-sale securities............................            795                    --
             Accounts receivable, net ................................          3,551                 4,159
             Inventories .............................................            362                    54
             Prepaid expenses and other current assets ...............            875                   317
                                                                              -------               -------
                          Total current assets .......................         23,705                26,618

        Property and equipment, net ..................................          2,805                 1,160
        Third party licenses, net ....................................            951                   560
        Purchased software, net ......................................          2,119                 2,533
        Trademark, net ...............................................            831                   871
        Goodwill, net ................................................             79                   199
        Other long-term assets .......................................            165                   106
                                                                              -------               -------
Total assets .........................................................        $30,655               $32,047
                                                                              =======               =======

Liabilities and stockholders' equity
     Current liabilities:
             Accounts payable and accrued expenses ...................        $ 2,993               $ 2,973
             Deferred revenue ........................................            779                   695
             Current portion of long-term debt .......................            --                      7
                                                                              -------               -------
                          Total current liabilities ..................          3,772                 3,675

        Long-term liabilities ........................................            600                   600
        Stockholders' equity .........................................         26,283                27,772
                                                                              -------               -------
Total liabilities and stockholders' equity ...........................        $30,655               $32,047
                                                                              =======               =======

See Notes to Condensed Consolidated Financial Statements.

                      CUSEEME NETWORKS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)



                                                             Three Months Ended                   Six Months Ended
                                                     ----------------------------------   ---------------------------------
                                                      June 30, 2000     July 2, 1999       June 30, 2000    July 2, 1999
                                                     ----------------- ----------------   ---------------- ----------------

 Revenues:
         Software license fees                       $     2,140        $     2,352        $     5,735      $     4,538
         Services and other                                  455                269                952              542
                                                     ----------------- ----------------   ---------------- ----------------
              Total revenues                               2,595              2,621              6,687            5,080

Cost of Revenues:
         Software license fees                               620                584              1,315            1,060
         Services and other                                  313                 39                611               77
                                                     ----------------- ----------------   ---------------- ----------------
                     Total cost of
                     Revenues                                933                623              1,926            1,137
Gross profit                                               1,662              1,998              4,761            3,943
Operating expenses:
         Sales and marketing                               2,659              1,724              4,528            3,322
         Research and development                          1,432              1,096              2,781            2,273
         General and administrative                        1,129                514              2,081            1,029
                                                     ----------------- ----------------   ---------------- ----------------
                Total operating expenses                   5,220              3,334              9,390            6,624
                                                     ----------------- ----------------   ---------------- ----------------
 Loss from operations                                     (3,558)            (1,336)            (4,629)          (2,681)

 Other income (expense):
        Interest income, net                                 376                 41                630              110
        Gain from asset sale to Powerlan                      --                 --                776               --
        Other, net                                            (4)               (22)               (19)             (50)
                                                     ----------------- ----------------   ---------------- ----------------
                 Total other income, net                     372                 19              1,387               60
                                                     ================= ================   ================ ================
 Net loss                                            $    (3,186)       $    (1,317)       $    (3,242)     $    (2,621)
                                                     ================= ================   ================ ================
 Net loss per share:                    Basic:       $     (0.26)       $     (0.12)       $     (0.27)     $     (0.25)
                                                     ================= ================   ================ ================
                                       Diluted:      $     (0.26)       $     (0.12)       $     (0.27)     $     (0.25)
                                                     ================= ================   ================ ================
 Weighted average number of common
         shares outstanding                           12,206,875         10,577,400         12,146,275       10,528,480
                                                     ================= ================   ================ ================


See Notes to Condensed Consolidated Financial Statements.

                      CUSEEME NETWORKS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                SIX MONTHS ENDED
                                                                               -----------------
                                                                        June 30, 2000   July 2, 1999
                                                                       --------------   ------------

OPERATING ACTIVITIES
Net loss .............................................................     $ (3,242)         $(2,621)
Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation ..................................................          385              226
       Amortization of goodwill and purchased intangibles ............          702              561
       Amortization of deferred stock compensation ...................           58               --
       Gain from asset sale of hosting connectivity business .........         (776)              --
       Changes in operating assets and liabilities:
             Accounts receivable .....................................          472             (648)
             Inventories .............................................         (355)             (24)
             Prepaid expenses ........................................         (315)             105
             Other assets ............................................         (308)              58
             Accounts payable ........................................          545                4
             Accrued expenses and other accrued liabilities ..........         (507)            (305)
             Deferred revenue.........................................          246              160
                                                                            --------         --------
Net cash used in operating activities ................ ...............       (3,095)          (2,484)

INVESTING ACTIVITIES
Purchase of property and equipment, net ..............................       (2,053)            (162)
Purchase of third-party licenses, net ................................         (520)              --
Proceeds received from hosting connectivity asset sale ...............          985               --
                                                                            --------          -------
Net cash used in investing activities ................................       (1,588)            (162)

FINANCING ACTIVITIES
Principal payments on long-term debt .................................           (7)              (5)
Proceeds from common stock issued upon exercise of stock options .....          704              144
Proceeds from common stock issued under Employee Stock Purchase Plan..           74               41
                                                                            --------          -------
Net cash provided by financing activities ............................          771              180

Currency translation effect on cash and cash equivalents .............          (54)              47
                                                                            --------          -------
Net decrease in cash and cash equivalents ............................       (3,966)          (2,419)
Cash and cash equivalents at beginning of period .....................       22,088            6,421
                                                                            --------          -------
Cash and cash equivalents at end of period ...........................     $ 18,122          $ 4,002
                                                                            ========          =======

Non-cash investing activity: common stock received as partial
  consideration for hosting connectivity asset sale ..................     $    500               --

See Notes to Condensed Consolidated Financial Statements.

                      CUSEEME NETWORKS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 June 30, 2000

1. ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

         We develop software solutions that facilitate worldwide video and audio communication and data collaboration across the Internet, intranets, extranets and other networks using the Internet Protocol (IP). Our CUseeMe Web product provides multipoint video instant messaging over the Internet. Our CUseeMe Pro and MeetingPoint create a client-server solution that allows multiple users to participate simultaneously in conferences over the Internet. ClassPoint is a MeetingPoint add-on that provides a complete solution for corporate training and distance learning. We support multiple platforms, including Windows 95, 98 and NT, Sun Solaris, and Red Hat Linux.

         On May 8, 2000, we changed our corporate name from White Pine Software, Inc. to CUseeMe Networks, Inc.

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

REVENUE RECOGNITION

         Our revenues are derived from software license fees and fees for services related to our software products, primarily software maintenance fees. We recognize revenues in accordance with the provisions of AICPA Statement of Position No. 97-2, SOFTWARE REVENUE RECOGNITION, as amended.

         Software license revenues are recognized upon our receipt of a firm customer order and shipment of the software, net of allowances for estimated future returns, provided that no significant obligations remain on our part and collection of the related receivable is deemed probable.

         Software maintenance fees, which are generally payable in advance and are non-refundable, are recognized ratably over the period of the maintenance contract, typically twelve months. Revenues from training and consulting services are recognized as services are provided.

         Software license fees, consulting fees, and training fees that have been prepaid or invoiced but that do not yet qualify for recognition as revenues under our policy, and prepaid maintenance fees not yet recognized as revenues, are reflected as deferred revenues.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

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

RESULTS OF OPERATIONS

The following table sets forth line items from our statements of operations as percentages of total revenues for the three and six months ended June 30, 2000 and July 2, 1999.



                                                    Three Months Ended         Six Months Ended
                                                ------------------------    -----------------------
                                                June 30,       July 2,       June 30,      July 2,
                                                 2000           1999          2000          1999
                                                ------         ------        ------        ------

 Revenues:
   Software license fees .................       82.5%          89.7%         85.8%         89.3%
   Services and other ....................       17.5           10.3          14.2          10.7
                                                ------         ------        ------        ------
          Total revenues .................      100.0          100.0         100.0         100.0

Cost of revenues:
   Software license fees .................       23.9           22.3          19.7          20.9
   Services and other ....................       12.1            1.5           9.1           1.5
                                                ------         ------        ------        ------
          Total cost of revenues .........       36.0           23.8          28.8          22.4
Gross profit .............................       64.0           76.2          71.2          77.6

Operating expenses:
   Sales and marketing ...................      102.4           65.8          67.7          65.4
   Research and development ..............       55.2           41.8          41.6          44.8
   General and administrative ............       43.5           19.6          31.1          20.2
                                                ------         ------        ------        ------
          Total operating expenses .......      201.1          127.2         140.4         130.4
                                                ------         ------        ------        ------
Loss from operations .....................     (137.1)         (51.1)        (69.2)        (52.8)

Interest income ..........................       14.5            1.6           9.4           2.2
Gain from asset sale .....................         --             --          11.6           --
Other, net ...............................       (0.2)           0.9          (0.3)         (1.0)
                                                ------         ------        ------        ------
          Total other income, net ........       14.3            0.7          20.7           1.2
                                                ------         ------        ------        ------

Net loss .................................     (122.8%)        (50.3%)       (48.5%)       (51.6%)
                                                ======         ======        ======        ======


         REVENUES. Total revenues decreased by 1% to $2,595,000 in the three months ended June 30, 2000 from $2,621,000 in the three months ended July 2, 1999. An increase in conferencing revenues of 34% over the prior year was offset by the loss of hosting connectivity revenues in the current year, due to the sale of the hosting connectivity product lines to a third party in February 2000. Hosting connectivity revenues totalled $659,000 in the corresponding quarter of prior year. The conferencing revenue growth was primarily due to (a) a 37% increase in conferencing server revenues, which grew to $1,549,000 in the three months ended June 30, 2000 from $1,128,000 in the corresponding quarter of the prior year, and (b) the realization of $281,000 from our CUseeMe Web product, which was not offered in the prior period.

            For the six months ended June 30, 2000, total revenues increased 32% to $6,687,000 as compared to $5,080,000 in the same period in the prior year. Conferencing revenues increased 62% and hosting connectivity revenues decreased 92% versus the comparable period in the prior year. The server portion of conferencing revenues increased 65% to $3,429,000 from $2,082,000 as compared with the six months ended July 2, 1999, and the client portion increased 58% to $2,914,000 as compared to $1,840,000 for the six months ended July 2, 1999. Conferencing server revenues represented 51% of total revenues in the six months ended June 30, 2000, compared with 41% in the comparable period of the prior year. Revenues from shipment of our CUseeMe Web products of $1,199,000 in the six months ended June 30, 2000 were partially offset by the lower hosting connectivity revenue of $101,000 compared of $1,193,000 for the same period in 1999.

         COST OF REVENUES. Cost of revenues consists principally of royalties and associated amortization of paid license fees relating to third-party software included in our products, and costs of cameras, product media, manuals, packaging materials, product localization for international markets, duplication and shipping.

         Cost of revenues was 36% of total revenue in the quarter ended
June 30, 2000 and 24% for the quarter ended July 2, 1999. The increase in cost was largely attributable to technical support costs of $211,000, or 8%, which is now included in cost of sales as opposed to operating expenses where it previously was reported. This change is intended to reflect the fact that technical support is now significantly tied to revenues, compared to prior years when support was frequently provided for no charge or for freeware product. The increase in cost was partially offset by higher video conferencing margins of 77% versus 71% in the comparable period of the prior year, driven by sales of the CUseeMe Web products.

            For the six months ended June 30, 2000, cost of revenues increased to 29% from 22% in the corresponding period of the prior year. The increase in cost was attributable to technical support costs of $396,000 and additional costs of $127,000 relating to the applications service provider
(ASP) business, which was launched in the second quarter of 2000. The increase in costs was partially offset by higher video conferencing margins of 79% versus 74% in the comparable period of the prior year, driven by sales of the higher-margin CUseeMe Web products.

         SALES AND MARKETING. Sales and marketing expense consists primarily of costs associated with sales and marketing personnel, commission expense, trade shows, advertising and promotional materials. Sales and marketing expense increased by 54% to $2,659,000 in the quarter ended June 30, 2000 from $1,724,000 in the respective period in the prior year. For the six months ended June 30, 2000, sales and marketing expenses increased 36% to $4,528,000 from $3,322,000 in the respective period of the prior year. The year-over-year increases in sales and marketing expense were driven primarily by increased headcount and associated expenses, marketing programs, and commission expense on higher sales volumes. The quarter-over-quarter increase was due in large part to the allocation of ASP expense related to CUseeMe World and pilot customer support of $507,000. These increases were partially offset by the exclusion of technical support expense in 2000.

         RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of costs of personnel. Research and development expense increased by 31% to $1,432,000 in the quarter ended June 30, 2000 from $1,096,000 in the comparable period in the previous year. For the six months ended June 30, 2000, research and development expense increased 22% to $2,781,000 from $2,273,000 in the respective period of the prior year. These year-over-year increases were due to additional headcount and associated compensation expenses.

         GENERAL AND ADMINISTRATIVE. General and administrative expense consists of administrative, financial and general management activities, including legal, accounting and other professional fees. General and administrative expense increased by 120% to $1,129,000 from $514,000 in the three month period ended June 30, 2000. For the six months ended June 30, 2000, general and administrative expenses increased 102% to 2,081,000 from $1,029,000 in the respective period of the prior year. These year-over-year increases were due to headcount additions in management information systems, salary adjustments, and increased recruiting and consulting fees.

LIQUIDITY AND CAPITAL RESOURCES

            For the three months ended June 30, 2000, we used cash of $3,439,000, as compared with $572,000 in the three months ended July 2, 1999. Cash used in the three months ended June 30, 2000 was comprised predominantly of the net loss of $3,186,000, the purchase of property and equipment of $1,307,000, the purchase of third party license of $520,000, and an increase in prepaid expenses of $317,000, offset in large part by the a reduction of accounts receivables of $1,405,000, and the non-cash impact of depreciation and amortization of $604,000. Cash used in the same quarter of the prior year consisted largely of a net loss of $1,317,000, offset in large part by the non-cash impact of depreciation and amortization of $396,000, deferred revenue of $167,000, and proceeds from sales of common stock of $160,000.

           For the six months ended June 30, 2000, we used cash of $3,966,000, as compared with $2,419,000 cash used in the six months ended July 2, 1999. Cash used in the six months ended June 30, 2000 was comprised predominantly of the net loss of $3,242,000, the purchase of property and equipment of $2,053,000, the purchase of third party license of $520,000, and the gain from sale of hosting connectivity business of $776,000, offset in large part by the non-cash impact of depreciation and amortization of $1,087,000, $778,000 from stock option exercise, and cash generated from the sale of the hosting connectivity product lines in the amount of $1,000,000. Cash used in the same period of the prior year consisted largely of a net loss of $2,621,000 and an increase of accounts receivables of $648,000, offset in large part by the non-cash impact of depreciation and amortization of $787,000.

            The hosting connectivity assets were sold to a third party in February 2000. Total consideration received in the sale of the hosting connectivity assets was $1,000,000 in cash and $500,000 in stock. The gain was partially offset by related transaction costs such as legal and employee-related expenses.

         In December 1999, we received gross proceeds of $20,000,000 from private placements of our common stock. In four private placements of $5,000,000 each, CFE, Inc. (a wholly owned subsidiary of General Electric Capital Corporation), Private Equity Holding (Cayman) Ltd., Altamira Management Ltd., and Special Situations funds (Special Situations Private Equity Fund, L.P., Special Situations Cayman Fund, L.P., and Special Situations Fund III, L.P.) each purchased 325,521 shares at a price of $15.36 per share. The price was based on a 30-day weighted average at the time the terms were negotiated.

         At June 30, 2000, we had cash and cash equivalents of $18,122,000 and working capital of $19,933,000. We believe that our current cash and cash equivalents will be sufficient to fund our operations and capital expenditures through at least the first fiscal quarter of 2001. Thereafter, our liquidity will be materially dependent on our internally generated funds and our ability to obtain funds from additional equity or debt financings from external sources. We continue to experience a negative cash flow from operations in each fiscal quarter. Our capital requirements may vary materially from those we now anticipate, depending on a number of factors including:

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"), which requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are to be accounted for depending on the use of the derivative and whether the use qualifies for hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999. In July 1999, the FASB issued SFAS 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES-DEFERRAL OF THE EFFECTIVE DATE OF SFAS NO 133." SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter beginning after June 15, 2000. The adoption of SFAS 133 and SFAS 137 is not expected to have a material impact on our financial position or results of operations.

    In April 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25". The Interpretation is applied prospectively to new awards, modifications to outstanding awards, and changes in employee status on or after July 1, 2000, except in certain circumstances. The adoption of this Interpretation is not expected to have a material impact on our financial position or results of operations.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB 101 formalizes positions the staff has expressed in speeches and comment letters. SAB 101 is effective no later than the fourth fiscal quarter of the fiscal year beginning after December 15, 1999. We are presently analyzing the impact, if any, that adherence to SAB 101 will have on our financial position or results of operations.

ITEM 2A.  RISK FACTORS

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

WE HAVE INCURRED SUBSTANTIAL LOSSES IN THE PAST AND MAY NOT BE PROFITABLE IN THE
  FUTURE.

    We may never generate significant revenue or be profitable. Since we began operations, we have incurred substantial losses. We incurred net losses of $8.4 million in 1998, $4.8 million in 1999 and $3.2 million in the first half of 2000. We had an accumulated deficit of $37.0 million at June 30, 2000.

    We expect to incur substantial losses for the foreseeable future, because we intend to continue investing heavily in the development and marketing of MeetingPoint and our application hosting services. In February 2000, we completed the sale of our legacy connectivity products business. In addition, we expect that revenues from CUseeMe will not increase substantially, and may decrease, during the foreseeable future. We cannot be certain that sales of MeetingPoint and application hosting services and other new products and services will offset lost revenues from the sale of our legacy connectivity products business and declines in revenues from CUseeMe in 2000 or in later years.

OUR QUARTERLY RESULTS MAY FLUCTUATE AND CAUSE THE PRICE OF OUR COMMON STOCK TO
  FALL.

    Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. If our quarterly revenues or operating results fall below the expectations of investors or public market analysts, the price of our common stock could fall substantially. Our quarterly operating results may vary significantly depending on a number of factors, some of which are outside of our control. These factors include:

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

    We base our expense levels on our product development plans and our estimates of future revenues. To a large extent, our expenses are fixed. We may be unable to adjust our spending in time to compensate for any unexpected revenue shortfall, thus magnifying the adverse effect of any revenue shortfall.

OUR APPLICATION HOSTING SERVICES MAY NOT ACHIEVE SIGNIFICANT MARKET ACCEPTANCE.

    We introduced our application hosting services in the second fiscal quarter of 2000. Broad acceptance of our application hosting services is critical to our future success and is subject to a number of significant risks, many of which are outside of our control. These risks include:

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

IF WE LOSE THE SERVICES OF OUR CHIEF EXECUTIVE OFFICER OR ANY OTHER KEY MEMBER
  OF OUR MANAGEMENT TEAM, OUR BUSINESS COULD SUFFER.

    Our future success depends to a significant degree on the skill, experience and efforts of Killko Caballero, our chief executive officer, and other key members of our management team. John E. Kelly, our Vice President of Worldwide Sales and Marketing, resigned on July 28, 2000 and has not yet been replaced. The loss of any key member of our management team could have a material adverse effect on our business.

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

    Some of our multimedia conferencing products are licensed to customers under "shrink wrap" licenses included as part of the product packaging. In most cases our shrink wrap licenses are not negotiated with or signed by individual licensees. Some of the provisions of our shrink wrap licenses, including provisions limiting our liability and protecting us against unauthorized use, copying, transfer and disclosure of the licensed program, may be unenforceable under the laws of certain jurisdictions. Also, we have delivered technical data and information relating to CUseeMe and MeetingPoint to the United States government, and as a result, the United States government may have unlimited rights to use the technical data and information or to authorize others to use the technical data and information. We can not assure you that the United States government will not authorize others to use our technical data and information for purposes competitive with our products. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do laws in the United States.

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

OUR SOFTWARE PRODUCTS MAY CONTAIN UNDETECTED DEFECTS.

    Software developed by us or developed by others and incorporated by us into our products may contain significant undetected errors when first released or as new versions are released. Although we test our software products before commercial release, we cannot be certain that errors in the products will not be found after customers begin to use the software. Any defects in CUseeMe or MeetingPoint, or any future products, may result in significant decreases in revenue or increases in expenses because of adverse publicity, reduced orders, product returns, uncollectible accounts receivable, delays in collecting accounts receivable, and additional and unexpected costs of further product development to correct the defects.

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

DELAWARE LAW AND OUR CHARTER DOCUMENTS CONTAIN ANTI-TAKEOVER AND INDEMNIFICATION
  PROVISIONS THAT MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR STOCK.

    Section 203 of the Delaware General Corporation Law and our charter and by-laws contain provisions that might enable our management to resist a takeover of our company. These provisions might discourage, delay or prevent a change in the control of our company or a change in our management. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

PART 2.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           Exhibit    Description

            27.1     Financial Data Schedule for fiscal quarter ended
                     June 30, 2000

      (b)  Reports on Form 8-K

             None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of August 14, 2000.

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