Form 10QSB
period 2000-09-29
CUSEEME NETWORKS INC
filed 2000-11-13
CIK 1006591

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

   (Mark One)

     /X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 29, 2000

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

                              542 AMHERST STREET
                          NASHUA, NEW HAMPSHIRE 03063
                    (Address of Principal Executive Offices)

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

                                 Yes  /X/   No / /

The number of shares outstanding of the issuer's common stock as of November 10, 2000 was 12,265,818.

Transitional Small Business Disclosure Format (check one):

                                 Yes  / /   No /X/

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

        Condensed Consolidated Balance Sheets as of September 29, 2000 and
        December 31, 1999......................................................   3

        Condensed Consolidated Statements of Operations for the three and nine
        months ended September 29, 2000 and October 1, 1999  ..................   4

        Condensed Consolidated Statements of Cash Flows for the nine
        months ended September 29, 2000 and October 1, 1999....................   5

        Notes to Condensed Consolidated Financial Statements...................   6

Item 2. Management's Discussion and Analysis ..................................   7

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.......................................  18

Signatures.....................................................................  19

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      CUSEEME NETWORKS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                     September 29, 2000    December 31, 1999
                                                     ------------------     ----------------

Assets
  Current assets:
    Cash and cash equivalents ...................        $14,938               $22,088
    Available-for-sale securities................            599                  --
    Accounts receivable, net ....................          2,658                 4,159
    Inventories .................................            494                    54
    Prepaid expenses and other current assets ...            971                   317
                                                         -------               -------
       Total current assets .....................         19,660                26,618

  Property and equipment, net ...................          3,010                 1,160
  Third party licenses, net .....................            895                   560
  Purchased Software, net .......................          1,937                 2,533
  Trademark, net ................................            811                   871
  Goodwill, net .................................             20                   199
  Other long term assets ........................            165                   106
                                                         -------               -------
         Total assets ...........................        $26,498               $32,047
                                                         =======               =======

Liabilities and stockholders' equity
  Current liabilities:
    Accounts payable and accrued expenses .......        $ 2,115               $ 2,973
    Deferred revenue ............................            801                   695
    Current portion of long-term debt ..........               -                     7
                                                         -------               -------
         Total current liabilities ..............          2,916                 3,675

  Long-term liabilities ........................             600                   600
  Stockholders' equity ...........................        22,982                27,772
                                                         -------               -------
         Total liabilities and stockholders'
           equity ................................       $26,498               $32,047
                                                         =======               =======

See Notes to Condensed Consolidated Financial Statements.

                      CUSEEME NETWORKS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                  Three Months Ended                   Nine Months Ended
                                           -------------------------------      ------------------------------
                                           September 29,       October 1,       September 29,      October 1,
                                                2000              1999             2000               1999
                                            ------------      ------------      ------------      ------------

Revenues:
       Software license fees ..........     $      2,072      $      2,587      $      7,808      $      7,125
       Services and other .............              549               322             1,501               864
                                            ------------      ------------      ------------      ------------
            Total revenues ............            2,621             2,909             9,309             7,989
                                            ------------      ------------      ------------      ------------

Cost of Revenues:
       Software license fees ..........              541               524             1,857             1,583
       Services and other .............              477                28             1,087               106
                                            ------------      ------------      ------------      ------------
             Total cost of revenues ...            1,018               552             2,944             1,689
                                            ------------      ------------      ------------      ------------

Gross profit ..........................            1,603             2,357             6,365             6,300
                                            ------------      ------------      ------------      ------------

Operating expenses:
       Sales and marketing ............            2,464             1,887             6,991             5,209
       Research and development .......            1,400             1,100             4,181             3,373
       General and administrative .....            1,117               533             3,199             1,562
                                            ------------      ------------      ------------      ------------
           Total operating expenses ...            4,981             3,520            14,371            10,144
                                            ------------      ------------      ------------      ------------
Loss from operations ..................           (3,378)           (1,163)           (8,006)           (3,844)
                                            ------------      ------------      ------------      ------------

Other income (expense):
       Interest income, net ...........              282                32               912               142
       Gain from asset sale to Powerlan               --                --               776                --
       Other (expense), net ...........              (15)              (24)              (35)              (74)
                                            ------------      ------------      ------------      ------------
               Total other income, net               267                 8             1,653                68
                                            ------------      ------------      ------------      ------------
Net loss ..............................     $     (3,111)     $     (1,155)     $     (6,353)     $     (3,776)
                                            ============      ============      ============      ============

 Net loss per share:
       Basic: .........................     $      (0.25)     $      (0.11)     $      (0.52)     $      (0.36)
                                            ============      ============      ============      ============
       Diluted: .......................     $      (0.25)     $      (0.11)     $      (0.52)     $      (0.36)
                                            ============      ============      ============      ============

 Weighted average number of
        common shares outstanding .....       12,222,151        10,654,947        12,168,920        10,570,482
                                            ============      ============      ============      ============


See Notes to Condensed Consolidated Financial Statements.

                      CUSEEME NETWORKS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                             --------------------------
                                                             September 29,   October 1,
                                                                 2000           1999
                                                               --------      -------

OPERATING ACTIVITIES
Net loss .................................................     $ (6,353)     $(3,776)
Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation .........................................          692          329
    Amortization of goodwill and purchased intangibles ...        1,070          948
    Amortization of deferred stock compensation ..........           58           --
    Gain from asset sale of Hosting Connectivity business          (776)          --
    Changes in operating assets and liabilities:
    Accounts receivable ..................................        1,365         (491)
    Inventories ..........................................         (487)         (19)
    Prepaid expenses .....................................         (538)          83
    Other assets .........................................         (188)          42
    Accounts payable .....................................          (89)          18
    Accrued expenses and other accrued liabilities .......         (728)        (289)
    Deferred revenue .....................................          268          191
                                                               --------      -------
Net cash used in operating activities ....................       (5,706)      (2,964)

INVESTING ACTIVITIES
Purchase of property and equipment, net ..................       (2,573)        (217)
Purchase of third-party licenses, net ....................         (570)          --
Proceeds received from asset sale of
  Hosting Connectivity business ..........................          985           --
                                                               --------      -------
Net cash used in investing activities ....................       (2,158)        (217)

FINANCING ACTIVITIES
Principal payments on long-term debt .....................           (7)         (23)
Proceeds from common stock issued upon
  exercise of stock options ..............................          737          204
Proceeds from common stock issued under
  Employee Stock Purchase Plan ...........................           73           41
                                                               --------      -------
Net cash provided by financing activities ................          803          222

Currency translation effect on cash and cash equivalents .          (89)          51
                                                               --------      -------
Net decrease in cash and cash equivalents ................       (7,150)      (2,908)
Cash and cash equivalents at beginning of period .........       22,088        6,421
                                                               --------      -------
Cash and cash equivalents at end of period ...............     $ 14,938      $ 3,513
                                                               ========      =======

Non-cash investing activity: common stock received as
  partial consideration for asset sale of Hosting
  Connectivity business ..................................     $    500           --


See Notes to Condensed Consolidated Financial Statements.

                      CUSEEME NETWORKS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 September 29, 2000

1. ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     We develop software solutions that facilitate worldwide video and audio communication and data collaboration across the Internet, intranets, extranets and other networks using the Internet Protocol (IP). Our CUseeMe Web product provides the industry's first multipoint video instant messaging over the Internet. Our CUseeMe Pro and MeetingPoint create a client-server solution that allows multiple users to participate simultaneously in conferences over the Internet. ClassPoint is a MeetingPoint add-on that provides a complete solution for corporate training and distance learning. We support multiple platforms, including Windows 95, 98 and NT, Sun Solaris, and Red Hat Linux. Our web site is located at WWW.CUSEEME.COM. CUseeMe Web can be experienced at WWW.WORLD.CUSEEME.COM. Information contained in our web site is not a part of this quarterly report.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES APPEARING ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-QSB AND IN OUR ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000. THIS DISCUSSION AND ANALYSIS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING THOSE SET FORTH BELOW UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS AND THE TRADING PRICE OF OUR COMMON STOCK" AND ELSEWHERE IN THIS QUARTERLY REPORT.

RESULTS OF OPERATIONS

     The following table sets forth line items from our statements of operations as percentages of total revenue for the periods indicated.

                                      Three Months Ended    Nine Months Ended
                                      ------------------      -----------------
                                      Sept. 29,  Oct. 1,    Sept. 29, Oct. 1,
                                        2000      1999        2000     1999
                                      ---------  -------    --------- -------
Revenues:
   Software license fees .............  79.1%     88.9%        83.9%    89.2%
   Services and other ................  20.9      11.1         16.1     10.8
                                      ------    ------       ------   ------
     Total revenues .................. 100.0     100.0        100.0    100.0
                                      ------    ------       ------   ------
Cost of revenues:
   Software license fees .............  20.6      18.0         19.9     19.8
   Services and other ................  18.2       1.0         11.7      1.3
                                      ------    ------       ------   ------
     Total cost of revenues ..........  38.8      19.0         31.6     21.1
                                      ------    ------       ------   ------
Gross profit .........................  61.2      81.0         68.4     78.9
                                      ------    ------       ------   ------
Operating expenses:
   Sales and marketing ...............  94.0      64.9         75.1     65.2
   Research and development ..........  53.4      37.8         44.9     42.2
   General and administrative ........  42.6      18.3         34.4     19.6
                                      ------    ------       ------   ------
     Total operating expenses ........ 190.0     121.0        154.4    127.0
                                      ------    ------       ------   ------
Loss from operations .................(128.9)    (40.0)       (86.0)   (48.1)
                                      ------    ------       ------   ------
Interest income ......................  10.8       1.1          9.8      1.8
Gain from asset sale .................    --        --          8.3       --
Other, net ...........................  (0.6)      0.8)        (0.3)    (0.9)
                                      ------    ------       ------   ------
     Total other income, net .........  10.2       0.3         17.8      0.9
                                      ------    ------       ------   ------
Net loss .............................(118.7%)   (39.7%)      (68.3%)  (47.3%)
                                      ======    ======       ======   ======

     REVENUES. Total revenues decreased by 10% to $2,621,000 in the three months ended September 29, 2000 from $2,909,000 in the three months ended October 1, 1999. Conferencing revenues, which increased 3% over the comparable quarter in the prior year, were offset by the absence of hosting connectivity revenues in the current year, due to the sale of our hosting connectivity business to a third party in February 2000. Hosting connectivity revenues were $300,000 in the corresponding quarter of the prior year. The growth in conferencing revenues was primarily due to our CUseeMe Web product, which began shipping in March 2000. CUseeMe Web revenues for the third quarter of 2000 totalled $272,000.

     For the nine months ended September 29, 2000, total revenues increased 17% to $9,309,000 as compared with $7,989,000 in the same period in the prior year. Conferencing revenues increased 39% and hosting connectivity revenues decreased 93% versus the comparable period in the prior year. The server portion of conferencing revenues increased 36% to $5,159,000 for the first nine months of 2000, compared with $3,799,000 in the nine months ended October 1, 1999. The client portion of conferencing revenues increased 44% to $3,773,000, compared with $2,626,000 for the nine months ended October 1, 1999. Conferencing server revenues represented 55% of the total revenues in the nine months ended September 29, 2000, compared with 48% in the comparable period of the prior year. Revenues from shipment of our CUseeMe Web products of $1,471,000 in the nine months ended September 29, 2000 were partially offset by lower hosting connectivity revenues of $101,000 compared with $1,493,000 in the same period in 1999.

     COST OF REVENUES. Cost of revenues consists principally of royalties and associated amortization of paid license fees relating to third-party software included in our products, and costs of cameras, product media, manuals, packaging materials, product localization for international markets, duplication and shipping. It also includes costs associated with our hosting services business, including direct labor, overhead, and third-party software licensing expense, and costs associated with our technical support department.

     Cost of revenues was 39% of total revenues in the quarter ended September 29, 2000 and 19% of total revenues in the quarter ended October 1, 1999. The increase in cost of revenues was largely attributable to technical support costs of $231,000, or 9% of total revenues, which is now included in cost of sales as opposed to operating expenses where it traditionally had been reported. This change reflects the fact that technical support is now significantly tied to revenues. In prior years, support frequently was provided for no charge or for freeware product. In addition, $151,000 of the increase in cost of revenues was due to spending associated with our hosting services business, which was launched in the second quarter of 2000.

     For the nine months ended September 29, 2000, cost of revenues increased to 32% from 21% in the corresponding period of the prior year. The increase in cost was attributable to technical support costs of $627,000 and additional costs of $278,000 relating to our hosting services business. The increase in cost was partially offset by higher videoconferencing margins of 79% versus 76% in the comparable period of the prior year, driven primarily by sales of our higher-margin CUseeMe Web client and associated Software Developers' Kit.

     SALES AND MARKETING. Sales and marketing expense consists primarily of costs associated with sales and marketing personnel, commission expense, trade shows, advertising and promotional materials. Sales and marketing expense increased by 31% to $2,464,000 in the quarter ended September 29, 2000 from $1,887,000 in the corresponding period of the prior year. The quarter-over-quarter increase was due in large part to the allocation of $544,000 of hosting business expenses related to the operation of our portal web site, CUseeMe World, and pilot customer support. For the nine months ended September 29, 2000, sales and marketing expense increased 34% to 6,991,000 from $5,209,000 in the comparable period of the prior year. This increase was attributable primarily to increased headcount and associated personnel expenses and marketing programs. Increases in the three and nine months ended September 29, 2000 were partially offset by the exclusion of technical support expense in 2000.

     RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of costs of personnel and related expenditures. Research and development expense increased by 27% to $1,400,000 in the quarter ended September 29, 2000 from $1,100,000 in the comparable period in the previous year. For the nine months ended September 29, 2000, research and development expenses increased 24% to $4,181,000 from $3,373,000 in the comparable period of the prior year. Increases in the three and nine months ended September 29, 2000 were predominantly due to additional headcount and associated compensation expenses.

     GENERAL AND ADMINISTRATIVE. General and administrative expense consists of administrative, financial and general management activities, including legal, accounting and other professional fees. General and administrative expense increased by 110% to $1,117,000 from $533,000 in the three month period ended September 29, 2000. For the nine months ended September 29, 2000, general and administrative expenses increased 105% to 3,199,000 from $1,562,000 in the corresponding period of the prior year. Increases in the three and nine months ended September 29, 2000 were due in large part to headcount additions in our management information systems department, annual salary increases, and increased recruiting and consulting fees.

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended September 29, 2000, we used cash of $3,184,000, as compared with $489,000 cash used in the three months ended October 1, 1999. Cash used in the three months ended September 29, 2000 consisted principally of the net loss of $3,111,000, purchases of property and equipment of $494,000, purchases of third party licenses in the amount of $50,000, and an increase in prepaid expenses of $223,000. These amounts were offset in large part by the non-cash impact of depreciation and amortization in the amount of $656,000. This compares with $489,000 of cash used in the same quarter of the prior year, which consisted largely of $1,155,000 in net loss, offset in large part by the non-cash impact of depreciation and amortization of $506,000 and a reduction in accounts receivable of $157,000.

     For the nine months ended September 29, 2000, we used cash of $7,150,000, as compared with $2,908,000 cash used in the nine months ended October 1, 1999. Cash used in the nine months ended September 29, 2000 was comprised predominantly of the net loss of $6,353,000, purchases of property and equipment of $2,573,000 and purchases of third party licenses of $570,000, and the net impact of $397,000 used in operating assets and liabilities. These amounts were offset in part by the non-cash impact of depreciation and amortization of $1,820,000 and cash generated from the sale of the legacy connectivity product line in the amount of $1,000,000. This compares with $2,908,000 of cash used in the same period of the prior year, which consisted largely of $3,776,000 in net loss and an increase of accounts receivables of $491,000, offset in large part by the non-cash impact of depreciation and amortization of $1,277,000.

     In December 1999, we received gross proceeds of $20,000,000 from a private placement of shares of our common stock. In four private placements of $5,000,000 each, CFE, Inc. (a wholly owned subsidiary of General Electric Capital Corporation), Private Equity Holding (Cayman) Ltd., Altamira Management Ltd., and Special Situations funds (Special Situations Private Equity Fund, L.P., Special Situations Cayman Fund, L.P., and Special Situations Fund III, L.P.) each purchased 325,521 shares at a price of $15.36 per share.

     Our hosting connectivity assets were sold to a third party in February 2000. Total consideration received in the sale of the hosting connectivity assets was $1,000,000 in cash and $500,000 in stock. The gain was partially offset by related transaction costs such as legal and employee-related expenses.

     At September 29, 2000, we had cash and cash equivalents of $14,938,000 and working capital of $16,744,000. We believe that our current cash and cash equivalents will be sufficient to fund our operations and capital expenditures through at least the second fiscal quarter of 2001. Thereafter, our liquidity will be materially dependent on our internally generated funds and our ability to obtain funds from additional equity or debt financing from external sources. We continue to experience a negative cash flow from operations in each fiscal quarter. Our capital requirements may vary materially from those we now anticipate, depending on a number of factors including:

     - the expansion of our facility and service operations center and related staffing;

     - the level of our research and development activities;

     - the rate of market acceptance of our software offerings; and

     - the success of our sales, marketing and distribution strategy.

If we do not meet our goals with respect to revenues or if our costs are higher than anticipated, substantial additional funds may be required.

INFLATION

     Although some of our expenses increase with general inflation in the economy, inflation has not had a material impact on our financial condition or results of operations to date.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are to be accounted for depending on the use of the derivative and whether that use qualifies for hedge accounting. SFAS 133 was to be effective for fiscal years beginning after June 15, 1999. In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES-DEFERRAL OF THE EFFECTIVE DATE OF SFAS NO 133. SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter beginning after June 15, 2000. We expect that our adoption of SFAS 133 and SFAS 137 will not have a material impact on our financial position or results of operations.

     In April 2000, the FASB issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, AN INTERPRETATION OF APB NO. 25. Interpretation 44 is applied prospectively to new awards, modifications to outstanding awards, and changes in employee status on or after July 1, 2000, except in certain circumstances. We expect that our adoption of Interpretation 44 will not have a material impact on our financial position or results of operations.

     In December 1999, the SEC issued Staff Accounting Bulletin 101,
REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB 101 formalizes positions the staff of the SEC had expressed in earlier speeches and comment letters. SAB 101 will become effective for us no later than the fourth fiscal quarter of 2000. We are analyzing the impact, if any, that our adherence to SAB 101 will have on our financial position and results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND THE TRADING PRICE OF OUR COMMON
STOCK.

     SOME OF THE INFORMATION IN THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. YOU CAN IDENTIFY THESE STATEMENTS BY FORWARD-LOOKING WORDS SUCH AS "MAY," "WILL," "EXPECT," "ANTICIPATE," "BELIEVE," "ESTIMATE," "CONTINUE" AND SIMILAR WORDS. YOU SHOULD READ STATEMENTS THAT CONTAIN THESE WORDS CAREFULLY BECAUSE THEY (1) DISCUSS OUR FUTURE EXPECTATIONS, (2) CONTAIN PROJECTIONS OF OUR FUTURE OPERATING RESULTS OR FINANCIAL CONDITION OR (3) STATE OTHER "FORWARD-LOOKING" INFORMATION. WE BELIEVE IT IS IMPORTANT TO COMMUNICATE CERTAIN OF OUR EXPECTATIONS TO OUR INVESTORS. THERE MAY BE EVENTS IN THE FUTURE, HOWEVER, THAT WE ARE NOT ACCURATELY ABLE TO PREDICT OR OVER WHICH WE HAVE NO CONTROL. THE RISK FACTORS LISTED IN THIS SECTION, AS WELL AS ANY OTHER CAUTIONARY LANGUAGE IN THIS QUARTERLY REPORT, PROVIDE EXAMPLES OF RISKS, UNCERTAINTIES AND EVENTS THAT MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS WE DESCRIBE IN OUR FORWARD-LOOKING STATEMENTS. YOU SHOULD BE AWARE THAT THE OCCURRENCE OF ANY OF THE EVENTS DESCRIBED IN THESE RISK FACTORS AND ELSEWHERE IN THIS QUARTERLY REPORT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We have Incurred Substantial Losses in the Past and may not be Profitable in the Future.

    We may never generate significant revenue or be profitable. Since we began operations, we have incurred substantial losses. We incurred net losses of $8.4 million in 1998, $4.8 million in 1999, $56,000 in the first quarter, and $3.2 million in the second quarter, and $3.1 million in the third quarter of 2000. We had an accumulated deficit of $33.7 million at December 31, 1999 and an accumulated deficit of $40.1 million at September 29, 2000.

     We expect to incur substantial losses for the foreseeable future, because we intend to continue investing heavily in the development and marketing of MeetingPoint and our application hosting services. In February 2000, we completed the sale of our legacy connectivity products business. In addition, we expect that revenue from CUseeMe will not increase substantially, and may decrease, during the foreseeable future. We cannot be certain that sales of MeetingPoint and application hosting services and other new products and services will offset lost revenue from the sale of our legacy connectivity products business and declines in revenue from CUseeMe in 2000 or in subsequent years.

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

We may Require Additional Capital.

     We may need to raise additional capital in order to fund the development and marketing of our products and services. Our cash and cash equivalents may provide us with sufficient working capital only through the second fiscal quarter of 2001. Moreover, our current plans and projections may prove to be inaccurate or our expected cash flow may prove to be insufficient to fund our operations through that period because of product delays, unanticipated expenses or other unforeseen difficulties. Our ability to obtain additional financing will depend on a number of factors, including market conditions, our operating performance and investor interest. These factors may make the timing, amount, terms and conditions of any financing unattractive. They may also result in our incurring additional indebtedness or accepting stockholder dilution. If adequate funds are not available or are not available on acceptable terms, we may have to forego strategic acquisitions or investments, defer our development activities, or delay our introduction of new products and services. Any of these actions may seriously harm our business and operating results.

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

We Rely on One Distributor for a Significant Portion of Our Total Revenues.

     Sales to Ingram Micro represented 8% of our total revenues in 1999 and 26% of our total revenues in 1998. The loss of, or a significant curtailment of purchases by, Ingram Micro, including a loss or curtailment due to factors outside of our control, could have a material adverse effect on our business.

We Face Additional Risks from Our International Operations.

     Our international business involves a number of risks that could hurt our operating results or contribute to fluctuations in those results. Our revenue from international sales represented 24% of our total revenues in 1999 and 26% of our total revenues in 1998. We intend to seek opportunities to expand our product and service offerings into additional international markets, although we cannot be certain that we will succeed in developing localized versions of our products for new international markets or in marketing or distributing products and services in those markets.

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

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             EXHIBIT    DESCRIPTION

              27.1 Financial Data Schedule for fiscal quarter ended September 29, 2000

        (b)  Reports on Form 8-K

             None.

                                  SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of November 13, 2000.

                                       CUSEEME NETWORKS, INC.


                                       By:  /s/ KILLKO A. CABALLERO
                                            -----------------------------
                                            Chief Executive Officer and
                                            President

                                       By:  /s/ CHRISTINE J. COX
                                            -----------------------------
                                            Chief Financial Officer, Vice
                                            President of Finance and Treasurer