Form 10KSB
period 2000-12-31
CUSEEME NETWORKS INC
filed 2001-04-02
CIK 1006591

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------


                                   FORM 10-KSB

(Mark One)

/x/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

                                  OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to ______________

                        Commission File Number: 000-21415
                                                ---------

                             CUseeMe Networks, Inc.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

          Delaware                                       04-3151064
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

542 Amherst Street, Nashua, New Hampshire                  03063
--------------------------------------------------------------------------------
 (Address of Principal Executive Offices)               (Zip Code)

                                 (603) 886-9050
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                            ------------------------


Securities registered under Section 12(b) of the Exchange Act:  None
                                                                ----

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, Par Value $.01 Per Share
--------------------------------------

Check whether the issuer: (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days:  Yes   X    No
                                                       -----     ------

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [X].

State issuer's revenues for its most recent fiscal year:  $12,070,817.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of March 28, 2001, was $12,778,256, based on a total of 10,760,637 shares held by non-affiliates and on the last published sale price on the Nasdaq National Market of $1.1875.

The number of shares of the Registrant's common stock outstanding as of March 28, 2001 was 12,353,818.

Transitional Small Business Disclosure Format (check one):  Yes      No  X  .
                                                                ---     ---
================================================================================

                                TABLE OF CONTENTS


                                                                                                               Page
                                                                                                               ----

                                     PART I

   ITEM 1.      DESCRIPTION OF BUSINESS...........................................................................1
   ITEM 2.      DESCRIPTION OF PROPERTY..........................................................................16
   ITEM 3.      LEGAL PROCEEDINGS................................................................................16
   ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................17

                                     PART II

   ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........................................17
   ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS...........18
   ITEM 7.      FINANCIAL STATEMENTS.............................................................................24
   ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND  FINANCIAL DISCLOSURE............24

                                    PART III

   ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;  COMPLIANCE WITH SECTION 16(a) OF
                THE EXCHANGE ACT.................................................................................25
   ITEM 10.     EXECUTIVE COMPENSATION...........................................................................27
   ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...................................31
   ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................................................32
   ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.................................................................32
   SIGNATURES ...................................................................................................34

       ------------------------------------------------------------------


     THIS ANNUAL REPORT CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, PERFORMANCE AND ACHIEVEMENTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY THE FORWARD-LOOKING STATEMENTS, INCLUDING THE FACTORS SET FORTH BELOW IN "ITEM 1. DESCRIPTION OF BUSINESS--FACTORS THAT MAY AFFECT OUR OPERATING RESULTS AND STOCK PRICE."

       ------------------------------------------------------------------


     CUSEEME is our registered trademark, and CUSEEME CONFERENCE SERVER and CUSEEME WEB are our trademarks. This annual report also contains trademarks and trade names of other companies.

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

RECENT DEVELOPMENT

     On March 22, 2001, we entered into a merger agreement with First Virtual Communications and its subsidiary, FVC Acquisition Corp. In this agreement, the parties agreed that FVC Acquisition Corp. would merge with and into our company, and our company would become a wholly owned subsidiary of First Virtual. The merger is subject to a number of closing conditions, including approval by our stockholders and by the stockholders of First Virtual.

     If the merger is completed, First Virtual will issue approximately 1.254 shares of its common stock in exchange for each outstanding share of our common stock. The shares issued by First Virtual would represent approximately 47% of First Virtual's outstanding shares after completion of the merger.

OVERVIEW

     We develop and market software products that enable voice and video communications over the Internet and networks based on the Internet Protocol, or IP. We provide integrated software solutions for large-scale deployments of voice and video communications to computer desktops. These solutions facilitate standards-based communications and collaboration, both between individual participants and among groups of participants, over the Internet, corporate intranets and virtual private networks.

     Our products include: CUseeMe Conference Server, a software-based multipoint control unit, or MCU, that supports IP-based conferences among multiple participants; and CUseeMe Pro, our IP-based desktop videoconferencing client software. In late March 2001, we introduced CUseeMe Videoware, which provides a rich media communications environment for desktop conferencing that can be integrated with an enterprise's existing messaging and collaboration environments such as Microsoft Exchange and Outlook. Our CUseeMe Web software developer's toolkit, which is also an integrated component of CUseeMe Videoware, enables web developers to embed interactive voice, video, collaboration and conference control features into web pages or Internet-based applications.

     Our customers include enterprises--such as businesses (including service providers and portals), educational institutions and government organizations--as well as individual consumers. We sell our software products to these customers and to original equipment manufacturers that bundle our software with other products. We work with system integrators, value-added resellers and other partners to deploy our solutions worldwide.

     We were incorporated under Delaware law in April 1992 under the name Visual International Inc. We changed our name to White Pine Software, Inc. in December 1993 and to CUseeMe Networks, Inc. in May 2000.

INDUSTRY BACKGROUND

     Over the past decade, many large businesses have invested significantly in dedicated, circuit-switched videoconferencing systems and supporting networks maintained by dedicated technical support personnel. These businesses have recognized the value of meeting face-to-face with key constituents such as employees, customers and suppliers and, in particular, of facilitating interaction with branch operations and remote workers. Many have sought to justify the significant costs of these systems by the increased productivity that can result from employees spending less time away from the office, as well as reduced employee travel costs and shortened customer decision-making cycles. Despite these benefits, however, the businesses typically have deployed these circuit-switched systems on a limited basis, with use restricted principally to specifically configured corporate locations that are accessible only by higher-level managers. Because these systems are difficult and not intuitive to use, even personnel with access typically use the systems only for limited purposes.

     In recent years, businesses and other enterprises have begun to demand less costly, broad-based implementations of real-time, group multimedia communications. New communications standards and advances in computer technology--including faster processors, better audio and video compression schemes, and access to high speed broadband networks--have made it feasible to integrate audio and video cost-effectively into the personal computing environment.

     Moreover, as the Internet has continued to experience dramatic growth in the number of users and as a means of conducting business, many enterprises have begun to make substantial investments in developing the infrastructure necessary to take advantage of the power and accessibility of the Internet and other IP-based networks. These enterprises increasingly are seeking to leverage their existing local and wide area networks as well as the Internet to bring voice, video and data conferencing to their employees for use in a variety of business applications or to enhance a variety of interactions.

     Hosted web collaboration services, for example, are frequently proprietary and not interoperable with standards-based videoconferencing systems, preventing enterprises from leveraging their earlier investments in videoconferencing systems. Other existing IP-based solutions address only discrete voice, video or web collaboration needs and do not support the broad, integrated range of multimedia communications increasingly required by commercial enterprises. None of these solutions, for example, offers interactive video. These stand-alone solutions are not incorporated into an enterprise's workflow, and they are not easily integrated with other communications solutions. As a result, the implementation and maintenance of separate solutions for voice, video and data communication needs can be complicated and expensive, requiring significant information technology, or IT, resources from external vendors or internal staff.

     To take advantage of the power and accessibility of IP-based networks for conducting multimedia communications, enterprises require solutions that can seamlessly provide voice, video and data collaboration, also known as rich media communications. These rich media solutions must comply with existing and emerging communications standards in order to be interoperable with rich media client applications that are, or will become, available from a variety of vendors.

OUR SOLUTION

     We develop and market software products that enable voice and video communications over IP-based networks. All of our product offerings are built upon our core client/server technologies. They are targeted, however, at distinct audiences or environments that require particular applications, features and integration capabilities. We are currently focusing on three target markets:

     o VIDEOCONFERENCING is the traditional market for MCUs. This market generally consists of enterprises that have already installed videoconferencing clients, either in conference rooms or on desktop computers, and that need MCUs to facilitate multipoint conferencing. Many of these enterprises are seeking to migrate from conferencing solutions based on the Integrated Services Digital Network, or ISDN, to IP-based conferencing. Our software-based MCU, CUseeMe Conference Server, supports conferences among groups of end-users and is offered with a number of options for additional conferencing functionality, including Continuous Presence, Streaming Media, Meeting Controller and Conferencing for Microsoft Exchange.

     o VIDEOCHAT is the market for informal video communication over the Internet. This market generally consists of individual consumers who connect from their residences and who use the Internet to keep in touch with family and friends and to meet new people and participate in videochat rooms. Our desktop video collaboration software, CUseeMe Pro, and our public videochat site, CUseeMe World, facilitate these communications.

     o VIDEOWARE is an emerging market that adds rich media communications to an existing workflow environment such as a enterprise's intranet, instant messaging platform or groupware package. Customers in this market typically have had little, if any, prior experience with videoconferencing and are seeking to enhance their existing communications environments through the addition of live voice and video and various forms of collaboration. In March 2001, we introduced CUseeMe Videoware, which includes both client and server technologies for enterprise-wide deployment of web-based voice and video communications and group collaboration to desktop computers. CUseeMe Videoware provides a rich media communications environment for desktop conferencing that can be integrated with an enterprise's existing messaging and collaboration systems.

     We have designed our software products to provide the following benefits to customers in our targeted markets:

     END-TO-END BREADTH. We believe that we are the only vendor to offer a complete IP-based software voice and video communications solution for both client and server applications. By enabling both an end-user's experience on a desktop computer and back-end server functionality, our solutions are able to offer control across the full spectrum of communications and collaboration. Our end-to-end solution also enables a tighter integration of client and server applications than is typically achieved with traditional mix-and-match conferencing environments.

     SIGNIFICANT COST SAVINGS. Our software products enable enterprises to increase the productivity of their employees, while reducing travel and telecommunications costs. By offering voice and video communications products that require no proprietary hardware we are able to offer our solutions at a substantially lower price than vendors of traditional hardware-based systems. Because our solutions are based on industry standards for interoperability, enterprises can leverage their existing videoconferencing resources, especially in environments that are making the transition from ISDN-based conferencing. CUseeMe Videoware has been designed to provide a complete end-to-end solution that avoids the need for "mix and match" component solutions and the attendant installation and integration costs.

     EASE OF DEPLOYMENT AND USE. Our solutions are centrally deployed and managed, which enables them to be implemented without the need to install and configure software separately on every user's desktop computer. Our solutions are designed to be easy to use by any end-user who is familiar with the universal web browser interfaces. Our solutions essentially use the browser as a default interface. In addition, by integrating our videoconferencing solution with the calendar, scheduling, user directory and other capabilities of Microsoft Exchange and Outlook, we are able to take advantage of users' familiarity with these popular collaboration packages.

     SCALABILITY. Our solutions can be implemented efficiently and economically across multiple locations because they are software-based and centrally deployed. Our MCUs can be configured with different numbers of conferencing ports and placed strategically throughout a network, mapping intelligently to the network architecture to improve performance and lower bandwidth usage. Our web-based client software can be widely deployed to desktop computers because it is automatically installed the first time a user connects to a conference, eliminating the need for a separate client installation on each desktop computer.

     FLEXIBILITY AND CUSTOMIZATION. Our client technology provides a customer with flexibility in defining end-users' conferencing experiences. By choosing from a variety of standard web page templates or custom-creating specific user interfaces, customers can adapt our client software in a way that fits seamlessly within their existing web environments and meets their users' needs. Our CUseeMe Web technology makes it possible for users to access different web conferencing interfaces for different kinds of communications such as training sessions, weekly team meetings and ad-hoc communications. Each web interface that is created can be adapted to provide a number of video windows, and a layout and mix of collaboration tools appropriate to meet the needs of a particular conferencing environment.

     ENHANCED FUNCTIONALITY. In addition to our core client end server products, we offer a variety of options intended to enhance the functionality of our solution for different users. For example, we supplement our MCU offering with options that include continuous presence, which provides enterprises with increased flexibility and control by allowing users to view four video windows simultaneously, rather than just a single window, and streaming media integration, which enables interactive conferences to be streamed live to view-only participants of recorded for playback on demand. Microsoft Outlook scheduling is also available as an option with the MCU, allowing enterprises to schedule, manage and update online conferencing within the Microsoft Outlook environment. Similarly, CUseeMe Videoware provides seamless integration with the Microsoft Exchange and Outlook environment.

OUR STRATEGY

     Our goal is to be the leading provider of software products that enable voice and video communications over the Internet and IP-based networks. Our strategies to achieve this objective include:

     MAINTAIN TECHNOLOGY LEADERSHIP. All of our software products are designed and developed to operate within an IP environment, and we believe this approach has provided us with technological advantages over other vendors, which must migrate from traditional ISDN-based technologies to the IP environment. Industry periodicals have recognized our technology leadership in granting awards to our client and server products and technologies. We intend to build upon our technology leadership by developing products that support important emerging technologies such as multicast, which is already supported by the CUseeMe Conference Server, and session initiation protocol or SIP, a new Internet Engineering Task Force protocol for the establishment, modification and termination of conferencing and telephany sessions over IP-based networks. SIP offers the potential to be much faster, more scalable and easier to implement that H.323, and we believe that it will become the predominant standard for voice and video over the Internet.

     FACILITATE INTEGRATED VOICE AND VIDEO COMMUNICATIONS. We are focused on providing software products that enhance existing modes of communication and collaboration, rather than require users to learn complex videoconferencing applications that force them to step outside of their everyday workflow. The traditional approach of providing videoconferencing as a stand-alone application has failed to make video communications compelling, easy-to-use or accessible on a broad scale. Our approach will allow interactive rich media capabilities to be added to a corporate network without introducing new applications on the desktop. We are seeking to enhance existing forms of communication by integrating desktop conferencing needs into existing directory services, web-based intranets and groupware, as well as instant messaging and other corporate communications applications deployed in an enterprise. Our CUseeMe Videoware, which became commercially available in late March 2001, is designed to provide a rich media communications environment that can interface with enterprises' existing applications and workflow.

     SUPPORT STANDARDS IMPLEMENTATION FOR INTEROPERABILITY. All of our software products are based on industry standards for interoperability. This allows them to be interoperable with other clients and devices, either directly or via gateways, so that an enterprise implementing our solutions can leverage its legacy videoconferencing resources as well as communications beyond an IP-based network. We will continue to implement standards-based functionality into upcoming releases of our videoconferencing, videochat and videoware products.

     TARGET ENTERPRISE MARKETS. We believe that enterprises such as businesses, educational institutions and government organizations will account for the most significant growth in voice and video communications and collaboration for the foreseeable future. Enterprises tend to be earlier adopters of new technologies that provide significant productivity enhancements, and they present opportunities for broad-scale deployments. We have developed functionality within our products, such as centralized deployment, that targets the special needs of enterprises. We will, however, selectively pursue opportunities in the consumer market, since we believe our experience in selling software into this market and in addressing the open Internet has provided us with a deeper understanding of the needs of end-users and thereby helped us to make our technologies easier to use and more robust.

     BROADEN SALES CHANNELS. As the result of our recent focus on integrated voice and video communications and web collaboration, we are seeking to expand our traditional channel program to include systems integrators, value-added resellers, service providers, and original equipment manufacturers. For example, in seeking to sell solutions based on desktop integration, we intend to work with value-added resellers and systems integrators that deliver desktop solutions to enterprises and those that provide integration for groupware environments such as Microsoft Exchange and Outlook. Broader sales channels also can provide us with opportunities to cost-effectively expand our selling efforts both to particular segments of the enterprise market, such as governmental institutions, and to enterprises located outside the United States. In March 2001, we announced our new channel program called Alliance Partners Excel, or APEX, which is intended to enable system integrators, value-added resellers and service providers worldwide to include integrated rich media communications in the overall mix of their product and service offerings.

OUR PRODUCTS

     We develop and market software products that enable voice and video communications over the Internet and IP-based networks. With over a decade of IP-based communications experience, we are technology leaders in interactive voice and video collaboration. Our award-winning technologies and products facilitate standards-based collaborative communications, both between individual participants and among groups of participants, over the Internet, corporate intranets, and virtual private networks.

     All of our products are based upon our core technology suite. Our core technologies are all software-based and can be applied to a variety of applications, either "out-of-the-box" or customized for particular situations. With these core technologies, we can enable web-based or stand-alone applications for voice and video. We have extended and enhanced our core client and server technologies through years of development and experience.

     All of our products support industry standards for interoperability, which allows them to be interoperable with other clients and devices, either directly or via gateways. As a result, an enterprise implementing our solutions can leverage its legacy videoconferencing resources as well as communications beyond an IP-based network. The key standards that our products support have been established by the International Telecommunications Union, or ITU, and include:

     o H.323 defines standards for the implementation of real-time voice and video communications and conferencing over packet-based networks and thereby provides a common protocol that allows communications products offered by different vendors to work together; and

     o T.120 defines a protocol for whiteboard, application sharing and data collaboration for multipoint conferencing applications.

In addition, we support indirectly, via gateways, additional standards such as ITU H.320, a protocol for the implementation of communication and conferencing for ISDN-based products.

     We have created our own videochat web site, CUseeMe World, to showcase our core technologies. CUseeMe World enables users to experience our technology by participating in public videochat rooms. Users can join existing videochat rooms or create their own videochat rooms on-the-fly. Since CUseeMe World became available to the public in 1999, its membership has grown to nearly 340,000 users and videochat participation has increased to an average of approximately 300 concurrent users. CUseeMe World provides us with feedback on marketing and development issues by allowing us to monitor behavior and usage. This feedback has, for example, helped us make our technology and products more intuitive and user-friendly. CUseeMe World has also provided an environment in which we can perform pre-release testing of new products or product versions for scalability and performance.

     CUSEEME WEB TOOLKIT

     We offer a software developer's toolkit that enables web developers to embed interactive voice, video and text features into web pages or Internet-based applications. This toolkit is part of our CUseeMe Web technology, which is an iintegrated component of CUseeMe Videoware. The toolkit can be used to enhance a web site or application by adding multimedia communications such as videochat, videoconferencing and collaboration, interactive electronic commerce and help desk functionality, and instant messaging. Developers can determine how many video windows to include and whether users can send video and audio or simply receive them. As a toolkit, this product allows developers to embed multimedia components into web pages while maintaining the web site's own branding, look and feel.

     The CUseeMe Web toolkit can be used by internal web development resources to customize the CUseeMe Web technology underlying the toolkit and adapt that technology into their current web environment. Alternatively, enterprises can choose to have the entire process handled by a systems integrator or other third-party vendor.

     After a web site has been enhanced using CUseeMe Web technology, end users can access the embedded multimedia features through the web site, using a free plug-in. The plug-in automatically installs on the user's desktop computer when the user accesses a CUseeMe Web-enabled web page for the first time, eliminating the need for a separate client installation or configuration on the end user's desktop computer.

     CUseeMe Web has received a number of industry awards, including:

     o    Customer Interactions Solutions Magazine 2000 Product of the Year

     o    TMC Labs 2000 Innovation Award

     o    Call Center Solutions Magazine 1999 Product of the Year

     o    Internet Telephony Magazine 1999 Product of the Year

     o    1999 Fall Internet World Best of Show

     CUSEEME CONFERENCE SERVER

     CUseeMe Conference Server was introduced in December 2000 and represents the third generation of our server product, or MCU. Our initial MCU software, the Reflector, became commercially available in 1997. Its successor, MeetingPoint, became commercially available in 1997 and was the first H.323-based software MCU.

     CUseeMe Conference Server is a software-only MCU that enables rich media group conferencing with a variety of clients. CUseeMe Conference Server can create a virtual conference room over any IP-based network using H.323 and T.120 conferencing standards. In addition to being compatible with H.323 clients, CUseeMe Conference Server is interoperable with standards-based voice-over-IP audio clients and can connect, via gateways, to legacy ISDN-based H.320 videoconferencing clients and to standard phone connections. This interoperability allows enterprises to leverage their existing conferencing resources, especially in environments that are making the transition from ISDN conferencing, and to extend communication beyond IP-based networks.

     Multiple CUseeMe Conference Servers can be linked together for large conference deployments or to optimize the flow of data between branch offices and other remote locations. As a result, it can scale to meet an enterprise's growing requirements. CUseeMe Conference Server supports conferencing in a number of server environments, including Windows NT, Windows 2000, Sun Solaris and Linux operating systems.

     We offer a number of options to extend the functionality of CUseeMe Conference Server:

     o CONTINUOUS PRESENCE allows standard H.323 clients to receive up to four video windows simultaneously, instead of just one. If there are more than four participants in the conference, a user can choose to have the video switched by voice, displaying the last four active speakers, or by a specified increment of time. A user also can choose to anchor one or more specific participants and let the other video panes switch between the remaining participants.

     o STREAMING MEDIA can be used to stream a live, interactive conference out to a large number of view-only participants or to record a conference for future playback on demand. The streaming media add-on provides a bridge between H.323-based conferencing and streaming media server/player technologies such as Microsoft's Windows media and Real Networks' RealPlayer. We believe that we are the only H.323 MCU vendor to offer streaming media integration.

     o MEETING CONTROLLER provides a toolbar for controlling meeting interaction features for live, multipoint videoconferencing. This add-on gives each participant in the conference the ability to control the participant's experience, regardless of the H.323 client being used by the participant. Meeting Controller makes it easy for participants to join a conference and invite other participants to join. It also includes specialized features such as moderation and the ability to `lock in' selected participants's audio and video.

     o MICROSOFT OUTLOOK SCHEDULING, which was introduced in December 2000,.integrates CUseeMe Conference Server with a Microsoft Exchange 2000 Conferencing Server. This add-on enables standards-based group conferencing to be scheduled, managed and updated by users within the Microsoft Outlook environment. Users can enter into a virtual conference room by clicking on the meeting in their calendar, making desktop conferencing more accessible to users through their standard workflow.

     CUseeMe Conference Server pricing begins at a suggested retail price of $8,995 for a ten-port server. Continuous Presence and Streaming Integration options are available as add-ons at a suggested retail price of $4,995 each, and the Microsoft Outlook Scheduling option is available at a suggested retail price of $3,995. The Meeting Controller option, available only for the Windows 2000/NT version of the CUseeMe Conference Server, is priced beginning at $4,495 for ten users.

     Our MCU software has received the following industry awards:

     o    Communications Solutions Magazine 2000 Product of the Year

     o    Internet Telephony Magazine 2000 Product of the Year

     o    Network Magazine 2000 Product of the Year

     o    Communications Solutions Magazine 1999 Product of the Year

     o    Internet Telephony Magazine 1998 Product of the Year

     o    CTI Magazine 1998 Product of the Year

     CUSEEME PRO

     CUseeMe Pro is our desktop video collaboration software for both Windows and Macintosh operating systems. CUseeMe Pro installs on a desktop computer and works with a variety of video cameras Users can display up to 12 video windows and can share documents using applications sharing and whiteboard features. They can connect to a virtual conference room via the CUseeMe Conference Server.

     CUseeMe Pro is targeted to the consumer market. It can also provide a cost-effective alternative for professionals who do not require the enhanced functionality and features offered by CUseeMe Web technology. CUseeMe Pro is available at a suggested retail price of $69. CUseeMe Pro also may be included in webcam bundles offered from time to time by third parties.

     CUSEEME VIDEOWARE

     CUseeMe Videoware, which became commercially available in late March 2001, is a rich media communications environment that interfaces with existing messaging and collaboration environments. CUseeMe Videoware includes both client and server technologies for enterprise-wide deployment of web-based voice and video communications and group collaboration to the desktop. CUseeMe Videoware allows enterprises to leverage their legacy videoconferencing investments because it is interoperable with standards-based clients, including H.323 clients, H.320 clients and plain telephone connections via gateways.

     While videoconferencing traditionally has been treated as a stand-alone application, CUseeMe Videoware is designed to integrate with existing email, scheduling and workflow environments, either through messaging and collaboration packages such as Microsoft Exchange and Outlook or through an enterprise's intranet or web-based instant messaging.

     CUseeMe Videoware currently includes technologies to enable web touring, streaming media, continuous presence for non-web-based endpoints and web templates for a variety of communications applications. We intend to add integrated video instant messaging capabilities to the next version of CUseeMe Videoware.

     CUseeMe Videoware is available in two versions: CUseeMe Videoware, which is available for Windows NT, Windows 2000, Sun Solaris and Linux servers, and CUseeMe Videoware for Microsoft Exchange, which is available only for Windows 2000 servers. Our pricing model for CUseeMe Videoware parallels pricing for enterprise messaging and collaboration packages, including both an application server license and user access licenses. CUseeMe Videoware pricing begins at $39,995 for an application server license for 25 users; the required user access licenses start at $79 per user.

RESEARCH AND DEVELOPMENT

     Since the sale of our legacy connectivity business line in February
2000, all of our research and development have been focused on group conferencing technology. Our research and development expenditures totalled $5.8 million in 2000 and $4.8 million in 1999, including expenditures on research and development contractors of $404,000 in 2000 and $253,000 in 1999.

     We expect that our total expenditures for research and development in 2001 will be relatively flat as compared to 2000, although the actual amount will depend on a number of factors, including the level of market acceptance of our current products, our ability to fill personnel requisitions on a timely basis, and the rate of technological change in the group conferencing industry.

MARKETING AND DISTRIBUTION

     We historically have marketed and sold our products through a combination of strategic partners, distributors, original equipment manufacturers and strategic partners, our direct sales organization, and directly over the Internet. As the result of our recent focus on integrated voice and video communications, we are seeking to expand our traditional channel program to include systems integrators, value-added resellers, service providers and original equipment manufacturers. Our new APEX channel program is intended to enable system integrators, value-added resellers and service providers worldwide to include integrated rich media communications in overall mix of their product and service offerings.

     We have established distribution relationships in Australia, Austria, Belgium, Egypt, Finland, France, Germany, Greece, Hong Kong, Hungary, Israel, Italy, Japan, Korea, Netherlands, Norway, Slovania, South Africa, Spain, Sweden, Switzerland and the United Kingdom. We have also formed original equipment manufacturer or bundling relationships in order to provide customers with turnkey solutions and to facilitate product sales through distribution channels. Since 1996 we have engaged Tech Data and Ingram Micro as distributors to deliver our desktop videoconferencing client software to consumers through retail channels, including store chains and superstores. In March 2001 we received a 60-day termination notice from Tech Data. We do not expect that the termination of our distribution relationship with Tech Date will have a material adverse effect on our business.

     Our sales force is located in Nashua, New Hampshire, and La Gaude, France. At March 1, 2001, we had 36 full-time sales and marketing employees.

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

CUSTOMER SERVICE AND SUPPORT

     We are committed to maintaining customer satisfaction and loyalty. We employ technical customer representatives located in Nashua, New Hampshire to support and service our customer base. Some of our distributors and original equipment manufacturer customers maintain separate customer support organizations for their own customers. We provide second-tier support to those organizations.

     We provide customer support via telephone, fax and e-mail during normal business hours for our warranty product customers. We also offer a variety of fee-based maintenance and support options, including a 24 x 7 option, and automatic shipments of all enhancements and upgrades for licensed products. To augment our optional support services, we provide searchable online frequently asked questions, as well as a searchable knowledge base. We monitor a number of third-party mail lists and related web sites in order to ensure technical accuracy for our products. Customer support specialists diagnose and solve technical problems related not only to our products but also to other hardware and software with which our products may interact. We track all support requests, including current status reports and historical customer interaction logs, using a series of customer databases. We use customer feedback as a source of ideas for product improvements and enhancements.

     We charge CUseeMe customers for technical support on a per-incident basis if they are not covered by a maintenance contract.

PROPRIETARY RIGHTS

     Our success is heavily dependent upon our proprietary technology. We currently have no patents and rely primarily on copyright, trademark and trade secrets law, as well as employee and third-party non-disclosure agreements, to protect our intellectual property. We have applied for a patent on a portion of the technology underlying the continuous presence feature of CUseeMe Conference Server. There can be no assurance that the steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of our technology or independent development by others of similar technology. Litigation may be necessary to enforce our intellectual property rights or to protect our trade secrets. Any such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations. Moreover, while we believe that our products and technology do not infringe the proprietary rights of others, there can be no assurance that third parties will not assert infringement and other claims against us or that such claims will not be successful. See "Item 1. Business--Factors that May Affect Our Operating Results and Stock Price--We may be unable to protect our proprietary technology."

     In 1998 we acquired ownership of some of the key technologies embedded in our software offerings:

     o In July 1998, we purchased intellectual property rights and other selected assets comprising T.120 whiteboard and data collaboration technology from Labtam Communications, an Australian corporation. We have incorporated the purchased T.120 technology into our CUseeMe Conference Server.

     o Our multimedia conferencing products, CUseeMe Pro and CUseeMe Conference Server, are commercial, enhanced versions of Freeware CUseeMe and its related server. Freeware CUseeMe and its related server were developed by a research institute at Cornell University. In June 1995, we had entered into a software license agreement with the Cornell Research Foundation that granted us the exclusive worldwide right to develop, modify, market, distribute and sublicense commercial versions of Freeware CUseeMe and its related server, as well as the rights to appoint licensee distributors and to use the trademark "CUseeMe." In November 1998, we acquired the Cornell Research Foundation's trademark and other intellectual property rights in Freeware CUseeMe and the related server technology, in lieu of continuing to license those rights.

     o In December 1998, we acquired from RADVision a one-time source code snapshot of a H.323 protocol stack. This acquisition has allowed us to modify and enhance source code embedded in our products.

COMPETITION

     The market for multimedia group conferencing products is extremely competitive, and we expect that competition will intensify in the future. We believe that the principal competitive factors in the multimedia group conferencing industry are price, video and audio quality, interoperability, functionality, reliability, service and support, hardware platforms supported, and vendor and product reputation. We believe that our ability to compete successfully will depend on a number of factors both within and outside our control, including the adoption and evolution of industry standards, the pricing policies of our competitors and suppliers, the timing of the introduction of new software products and services by us and others, our ability to hire and retain quality employees, and industry and general economic trends. In addition, because the barriers to entry in our market are relatively low and the potential market is large, we anticipate continued growth in the industry and the entrance of new competitors in the future.

     In offering Internet communications products and services, we currently compete, or expect to compete, directly or indirectly with the following categories of providers:

     o    H.323 MCU vendors, such as Accord, Ezenia!, PictureTel and RADVision;

     o videoconferencing client vendors, such as MicroSoft NetMeeting, Polycom, PictureTel, VTEL and VCON;

     o non-videoconferencing collaborative product vendors, such as Astound, Centra, Placeware and WebEx; and

     o    application service providers, such as Evoke, PictureTel and WebEx.

     The H.323 MCU market encompasses two types of MCUs: a software-only server and a hardware server. There is a substantial price variance between software and hardware servers, which tends to dictate the suitability of one or the other in specific situations. From a price and scalability standpoint, the software server lends itself well to large, distributed and expandable deployments, whereas the hardware server is often best suited to finite centralized deployments. CUseeMe Networks, PictureTel, and Ezenia! market the only software-only MCUs; Accord, Ezenia! and RADvision market hardware MCUs. Most of these providers work with third-party clients. CUseeMe Networks and PictureTel are the only vendors offering both client and server products.

     As with MCUs, client vendors can be split into software or hardware categories. In the software client category, CUseeMe Pro competes with Microsoft NetMeeting. PictureTel, Polycom, VCON and VTEL all provide hardware clients. The hardware assist typically allows the hardware clients to demonstrate performance superior to software-only clients, but these clients are marketed at a $1,000 to $12,000 price point. PolyCom ViewStation and the PictureTel 900 series are hardware-based endpoints. Sales of these products are targeted to the high-end videoconferencing enterprise market. Integrators and value-added resellers wrap solutions around hardware-based endpoints, using their application programmer interface, along with CUseeMe Conference Server's application programmer interface, to provide solutions to enterprises. This includes distance learning and videoconferencing service offerings.

     The disparate non-videoconferencing category encompasses semi-interactive presentation software solutions. Semi-interactive presentation software solutions is a broad term utilized here to represent products integrating streaming with some form of limited interactive technology. These products combine streaming media, shared text and separate telephony integration in one solution.

     In the emerging application service provider market, PictureTel offers conferencing services to its business-to-business customers, WebEx primarily concentrates its services in the data collaboration area, and EVC offers educational content conferencing services.

     H.323 is being rapidly adopted by the industry as the global standard for group conferencing products. A number of companies, including Ezenia!, PictureTel and RADVision, have announced standards-based server products that compete directly with CUseeMe Conference Server. It is likely that other companies will also enter this market in the near future.

     Many of our current and potential competitors, including Microsoft, PictureTel and Ezenia!, have significantly longer operating histories and significantly greater managerial, financial, marketing, technical and other competitive resources, as well as greater name recognition, than we do. As a result, our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the promotion and sale of their products and services. We cannot assure you that we will be able to compete successfully with existing or new competitors. In addition, competition could increase if new companies enter the market or if existing competitors expand their service offerings. An increase in competition could result in material price reductions or loss of market share by us and could have a material adverse effect on our business, financial condition and results of operations.

     To remain competitive, we must continue to invest in research and development and sales and marketing. We may not have sufficient resources to make those investments or may not succeed in making the technological advances necessary to be competitive. In addition, current and potential competitors have established or may in the future establish collaborative relationships among themselves or with third parties, including third parties with which we have a relationship, to increase the visibility and utility of their products and services. Accordingly, it is possible that new competitors or alliances may emerge and rapidly acquire a significant market share. Such an eventuality could have a material adverse effect on our business, financial condition and results of operations.

EMPLOYEES

     At March 1, 2001, we had 126 full-time employees, including 55 in research and development, 36 in sales and marketing, 14 in technical support, and 21 in general and administrative and software manufacturing. Sixteen of these employees were located in France and, in accordance with applicable French law, were represented by a labor union. We also have seven part-time employees in the United States. Our other employees were located in the United States and were not represented by any labor organization. We have experienced no work stoppages and believe that our relations with our employees are good.

FACTORS THAT MAY AFFECT OUR OPERATING RESULTS AND STOCK PRICE

WE HAVE INCURRED SUBSTANTIAL LOSSES AND MAY INCUR LOSSES IN THE FUTURE. IF WE DO NOT ACHIEVE AND SUSTAIN PROFITABILITY, OUR FINANCIAL CONDITION AND STOCK PRICE COULD DECLINE.

     We may never generate significant revenues or become profitable. Since inception, we have incurred significant losses. Our total revenues increased only slightly from $12.0 million in 1999 to $12.1 million in 2000, while our net loss increased from $4.8 million in 1999 to $10.2 million in 2000. At December 31, 2000, we had an accumulated deficit of $43.9 million.

     We have never generated positive cash flow from operations and have relied principally on private and public sales of equity to fund our operations. Our negative cash flows from operations totalled $4.2 million in 1999 and $8.1 million in 2000.

OUR MULTIMEDIA IP-BASED COMMUNICATIONS PRODUCTS AND SERVICES MAY NOT ACHIEVE BROAD MARKET ACCEPTANCE OR MARKET ACCEPTANCE MAY BE SLOWER THAN ANTICIPATED.

     We anticipate that virtually all of our revenue and growth in the foreseeable future will come from the sale of the CUseeMe Conference Server and related products and services. Broad market acceptance of the CUseeMe Conference Server therefore is critical to our operating success. If sufficient demand for the CUseeMe Conference Server does not develop, we may not generate sufficient revenue to offset our costs and we may never become profitable.

OUR QUARTERLY RESULTS MAY FLUCTUATE AND CAUSE THE PRICE OF OUR COMMON STOCK TO FALL.

     Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. If our quarterly revenue or operating results fall below the expectations of investors or public market analysts, the price of our common stock could fall substantially. Our quarterly operating results may vary significantly depending on a number of factors, some of which are outside of our control. These factors include:

     o the timing of the introduction or acceptance of new products offered by us or our competitors;

     o    changes in demand for Internet services;

     o    changes in the mix of products sold by us;

     o announcements of new products, services or technologies by us or our competitors that cause customers to defer or cancel purchases of our products;

     o    changes in pricing strategies by us or competitors;

     o changes in regulations affecting the multimedia group communications products and services industry; and

     o    changes in currency exchange rates.

     As a result of these factors, we may not be able to predict our operating results accurately. In addition, the CUseeMe Conference Server continues to undergo long evaluation and sale cycles by potential users. The lengths of these cycles make it particularly difficult for us to predict the amount and timing of revenue from this product.

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

WE FACE INTENSE COMPETITION FROM OTHER INDUSTRY PARTICIPANTS AND MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

     The market for multimedia group communications products and services is extremely competitive. Because the barriers to entry in the market are relatively low and the potential market is large, we expect continued growth in the industry and the entrance of new competitors in the future. Many of our current and potential competitors, particularly Microsoft, PictureTel and Ezenia!, have significantly longer operating histories and significantly greater managerial, financial, marketing, technical and other competitive resources, as well as greater name recognition, than we do. As a result, these companies may be able to adapt more quickly to new or emerging technologies and changes in customer requirements and may be able to devote greater resources to the promotion and sale of their conferencing products and services. In addition, to the extent that competitors choose to bundle competing multimedia conferencing applications with other products, the demand for our products and services might be substantially reduced.

     As a result, we cannot assure you that we will be able to compete successfully with existing or new competitors in the multimedia group communications products and services market. We believe that our ability to compete successfully in this market will depend on a number of factors both within and outside our control, including:

     o    the adoption and evolution of industry standards;

     o    the pricing policies of our competitors and suppliers;

     o the timing of the introduction of new software products and services by us and our competitors; and

     o    our ability to hire and retain highly qualified employees.

     To remain competitive in the multimedia group communications products and services market, we must continue to invest heavily in research and development and in sales and marketing. We may not have sufficient resources to make those investments, or we may not be able to make the technological advances necessary to continue to be competitive. In addition, current and potential competitors have established or may establish collaborative relationships among themselves and with third parties to increase the visibility and utility of their products and services. Accordingly, it is possible that new competitors or alliances may emerge and rapidly acquire significant market share, which could have a material adverse effect on our business.

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

IF WE LOSE THE SERVICES OF OUR CHIEF EXECUTIVE OFFICER, OUR BUSINESS COULD
SUFFER.

     Our future success depends to a significant degree on the skill, experience and efforts of Killko Caballero, our chief executive officer and president. Christine J. Cox, our chief financial officer and vice president of finance, resigned effective March 30, 2001. Ms. Cox's departure and the loss of any other key member of our management team could have a material adverse effect on our business.

WE DEPEND ON THE CONTINUED USE AND EXPANSION OF THE INTERNET.

     Our business and revenues depend on the continued use and expansion of the Internet. A decrease in the demand for Internet services or a reduction in the currently anticipated growth for Internet services could adversely affect our future revenues and liquidity. Only recently has the enterprise sector begun significant use of the Internet and, more recently still, have consumers begun using the Internet. Use of the Internet has grown dramatically, but we cannot assure the continued use and expansion of the Internet as a medium for communications and commerce.

OUR ATTRACTION AND RETENTION OF CUSTOMERS DEPENDS ON OUR ABILITY TO ANTICIPATE AND ADAPT TO RAPIDLY CHANGING TECHNOLOGY AND ON THE COMPATIBILITY OF OUR TECHNOLOGY WITH THE TECHNOLOGY OF OTHERS.

     The multimedia group communications products market is characterized by rapid technological change resulting in dynamic customer demands and frequent new product and service introductions. As a result of these technical improvements, markets can change rapidly. Our future results will depend in party on our ability to make timely and cost-effective enhancements and additions to our products. Our new product introductions such as CUseeMe Videoware may not achieve market acceptance.

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

     Some of our multimedia conferencing products are licensed to customers under "shrink wrap" licenses included as part of the product packaging. In most cases our shrink wrap licenses are not negotiated with or signed by individual licensees. Some of the provisions of our shrink wrap licenses, including provisions limiting our liability and protecting us against unauthorized use, copying, transfer and disclosure of the licensed program, may be unenforceable under the laws of certain jurisdictions. Also, we have delivered technical data and information relating to CUseeMe Pro and CUseeMe Conference Server to the United States government, and as a result, the United States government may have unlimited rights to use the technical data and information or to authorize others to use the technical data and information. We cannot assure you that the United States government will not authorize others to use our technical data and information for purposes competitive with our products. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do laws in the United States.

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

WE FACE ADDITIONAL RISKS FROM OUR INTERNATIONAL OPERATIONS.

     Our international business involves a number of risks that could hurt our operating results or contribute to fluctuations in those results. Our revenue from international sales represented 41% of our total revenue in 2000 and 24% of our total revenue in 1999. We intend to seek opportunities to expand our product and service offerings into additional international markets, although we cannot be certain that we will succeed in developing localized versions of our products for new international markets or in marketing or distributing products and services in those markets.

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

     Our international business also involves a number of other difficulties and risks, including risks associated with:

     o    changing economic conditions in foreign countries;

     o    export restrictions and export controls relating to technology;

     o    compliance with existing and changing regulatory requirements;

     o    tariffs and other trade barriers;

     o    difficulties in staffing and managing international operations;

     o    longer payment cycles and problems in collecting accounts receivable;

     o    software piracy;

     o    political instability;

     o seasonal reductions in business activity in Europe and certain other parts of the world during the summer months; and

     o    potentially adverse tax consequences.

OUR SOFTWARE PRODUCTS MAY CONTAIN UNDETECTED DEFECTS.

     Software developed by us or developed by others and incorporated by us into our products may contain significant undetected errors when first released or as new versions are released. Although we test our software products before commercial release, we cannot be certain that errors in the products will not be found after customers begin to use the software. Any defects in our products, whether offered currently or introduced in the future, may result in significant decreases in revenue or increases in expenses because of adverse publicity, reduced orders, product returns, uncollectible accounts receivable, delays in collecting accounts receivable, and additional and unexpected costs of further product development to correct the defects.

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

WE MAY REQUIRE ADDITIONAL CAPITAL.

     We may need to raise additional capital in order to fund the development and marketing of our products and services. We expect our cash, cash equivalents and short-term investments to provide us with sufficient working capital through at least the remainder of 2001. We currently expect that the merger contemplated by our merger agreement with First Virtual Communications and its subsidiary will be completed in mid-2001. If our stockholders do not approve the merger or if the merger is not completed for any other reason, we may need to obtain additional financing by 2001 or earlier, if our current plans and projections prove to be inaccurate or our expected cash flow proves to be insufficient to fund our operations because of product delays, unanticipated expenses or other unforeseen difficulties. Our ability to obtain additional financing will depend on a number of factors, including market conditions, our operating performance and investor interest. These factors may make the timing, amount, terms and conditions of any financing unattractive. They may also result in our incurring additional indebtedness or accepting stockholder dilution. If adequate funds are not available or are not available on acceptable terms, we may have to forego strategic acquisitions or investments, defer our development activities, or delay our introduction of new products and services. Any of these actions may seriously harm our business and operating results.

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

THE MARKET PRICE OF OUR COMMON STOCK HAS BEEN EXTREMELY VOLATILE.

     The market price of our common stock has been extremely volatile in the past, and may be expected to be volatile in the future for many reasons, including:

     o    actual or anticipated variations in our revenue and operating results;

     o    announcements of the development of improved technology;

     o changes in estimates of our financial performance, or the absence of coverage, by securities analysts;

     o conditions and trends in the Internet and multimedia conferencing industries;

     o    adoption of new accounting standards; and

     o    general market conditions.

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

ITEM 2.     DESCRIPTION OF PROPERTY

     We conduct our operations from our headquarters in Nashua, New Hampshire and La Gaude, France. Our facility in New Hampshire contains approximately 27,000 square feet, including 23,500 square feet for engineering and office space, 2,500 square feet for production space and 1,000 square feet for storage. We lease our office in New Hampshire from an unaffiliated party under the terms of a five-year lease ending July 2001 pursuant to which we are responsible for maintenance, repairs, taxes, insurance and utilities. Base rent is $82,000 for the first half of 2001. In February 2001, we exercised a renewal option for one two-year term. Base rent for the renewal is estimated to be $84,000 for 2001, $168,000 for 2002 and $84,000 for 2003.

     We previously leased an additional 7,000 square feet of office space in Nashua, New Hampshire from an unaffiliated party under the terms of a three-year lease ending April 2003. We terminated this lease effective February 2001 with no penalty.

     The facility in La Gaude, France contains approximately 8,000 square feet of engineering and office space. We lease our office in France from several unaffiliated parties under a series of similar leases ending on December 31, 2001, under which we are responsible for maintenance, repairs, taxes, insurance and utilities. Base rent for this space is $7,200 for 2001.

     We previously occupied 5,000 square feet of engineering and office space at a site in San Jose, California. This space is subleased to an unaffiliated party under the terms of a five-year lease ending December 31, 2001. Base rent for this space is $89,000 for 2001. Our base income under the sublease exceeds our base rent under the primary lease.

     We previously occupied approximately 560 square feet of network operation center space facility in Somerville, Massachusetts. The space was subleased from an unaffiliated party under the terms of a three-year lease ending April 2003. On January 5, 2001, this lease was terminated with no penalty.

     We expect to extend or renew the leases for our main facility in New Hampshire and our facilities in France and to continue to occupy those facilities for the foreseeable future. If we are unable to extend or renew those leases on acceptable terms, we believe that alternative space would be available at acceptable rates.

ITEM 3.     LEGAL PROCEEDINGS

     From time to time, we have received and may receive in the future notice of claims of infringement of other parties' proprietary rights. Although we believe that our products and technology do not infringe the proprietary rights of others, there can be no assurance that additional third parties will not assert infringement and other claims against us or that any infringement claims will not be successful. See "Item 1. Business--Factors that may Affect Our Operating Results or Stock Price--We may be unable to protect our proprietary technology."

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our securities holders during the fourth fiscal quarter of 2000.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock commenced trading on the Nasdaq National Market on October 11, 1996 under the symbol "WPNE." In connection with a change in our corporate name, our common stock commenced trading on the Nasdaq National Market on May 15, 2000 under the symbol "CUSM." The following table sets forth the high and low sales prices for our common stock for each quarter during the past two years, as reported by the Nasdaq National Market.


                                                                                           High           Low
                                                                                        ------------  ------------
1999
----
Fiscal quarter ended April 2, 1999......................................................    $ 4.343      $ 1.875
Fiscal quarter ended July 2, 1999.......................................................      9.437        3.125
Fiscal quarter ended October 1, 1999....................................................      7.875        4.000
Fiscal quarter ended December 31, 1999..................................................     29.625        6.625

2000
----
Fiscal quarter ended March 31, 2000.....................................................     49.625       18.875
Fiscal quarter ended June 30, 2000......................................................      37.00         7.75
Fiscal quarter ended September 29, 2000.................................................     11.875        3.875
Fiscal quarter ended December 31, 2000..................................................      4.968        0.718


     As of March 28, 2001, there was one nominee holder of record of common stock who held an aggregate of 10,760,637 shares of common stock as nominees for an undisclosed number of beneficial holders. The closing sales price for our common stock on March 28, 2001 was $1.1875.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We develop and market software products that enable voice and video communications over the Internet and IP-based networks. In order to focus exclusively on these products, we sold the assets of our legacy connectivity business to a subsidiary of Powerlan, a publicly held Australian company, in February 2000.

     We derive revenue from the sale of software product licenses and from related services. Software license fees are derived from licenses for CUseeMe Pro, our videoconferencing client software; CUseeMe Conference Server (and its earlier release, CUseeMe MeetingPoint), our group conferencing server; and the CUseeMe Web toolkit, we have our software developer's toolkit for embedding multimedia components into web pages. Our services revenues are derived solely from services relating to CUseeMe Conference Server and consist principally of post-contract customer support fees.

     We recognize revenue in accordance with Statement of Position No. 97-2, SOFTWARE REVENUE RECOGNITION, as amended. Software license revenue is recognized upon receipt of a firm customer order and shipment of the software, net of allowances for estimated future returns, provided that no significant obligations remain on our part, the fee is fixed and determinable, and collection of the related receivable is deemed probable by management. If conditions for acceptance apply subsequent to delivery, revenue is recognized upon customer acceptance if such acceptance is not deemed to be perfunctory. Service maintenance fees, which generally are payable in advance and are non-refundable, are recognized ratably over the service period, typically twelve months. Revenue from training and consulting services is recognized as services are provided. Software license fees, consulting fees and training fees that have been prepaid or invoiced but that do not yet qualify for recognition as revenue under our policy, and prepaid maintenance fees not yet recognized as revenue, are reflected as deferred revenue. Our software arrangements sometimes contain multiple elements, such as software products, services and post-contract customer support. Revenue earned on software arrangements involving multiple elements that qualify for separate element treatment is allocated to each element based on the relative fair values of those elements based on vendor specific objective evidence. Vendor specific objective evidence is limited to the price charged when the element is sold separately or, in the case of post-contract customer support, the renewal rate. For transactions where vendor specific objective evidence exists for undelivered elements but not for delivered elements, we use the residual method in accordance with Statement of Position 98-9, MODIFICATION OF SOP 97-2, WITH RESPECT TO CERTAIN TRANSACTIONS. Under the residual method, the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2, and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

     Software development costs meeting recoverability tests are capitalized under Statement of Financial Accounting Standards No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. The costs incurred between the point at which technological feasibility is established and general release to the public were not material. As a result, no software costs were capitalized in 1999 or 2000.

     On November 27, 2000, we announced that we had reorganized our workforce in order to control costs and maximize our resource management. As a result of this reorganization, we laid off 26 employees on that date and eliminated 10 additional positions that were open due to attrition in the ordinary course of business. At this time, we also announced the consolidation of our service operations center and our two satellite offices into our corporate headquarters. In connection with the restructuring, we incurred operating expenses totalling $185,000, all of which were recorded in the fourth fiscal quarter of 2000.

RESULTS OF OPERATIONS: YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

     The following table sets forth statement of operations data expressed as percentages of total revenues for 2000 and 1999.


                                                                                  Year Ended December 31,
                                                                                  -----------------------
                                                                                     2000          1999
                                                                                     ----          ----
Revenue:
     Software license fees....................................................        83.0%        89.3%
     Services and other.......................................................        17.0         10.7
                                                                                    ------       ------
         Total revenue........................................................       100.0        100.0
Total cost of revenue.........................................................        32.1         21.2
                                                                                    ------       ------
     Gross margin.............................................................        67.9         78.8
                                                                                    ------       ------
Operating expenses:
     Sales and marketing......................................................        83.5         60.5
     Research and development.................................................        48.4         39.7
     General and administrative...............................................        35.7         19.7
                                                                                    ------       ------
         Total operating expenses.............................................       167.6        119.9
                                                                                     -----        -----
Loss from operations..........................................................       (99.7)       (41.1)
Other income (expense), net...................................................        15.3          0.7
                                                                                     -----       ------
         Net loss.............................................................       (84.4)%      (40.4)%
                                                                                     =====        =====


     The following table sets forth, for 2000 and 1999, the cost of software license revenue as percentages of software license revenue and the cost of services and other revenue as percentages of services and other revenue.


                                                                                  Year Ended December 31,
                                                                                  -----------------------
                                                                                     2000          1999
                                                                                     ----          ----

Cost of software license revenue..............................................        24.4%        22.0%
Cost of services and other revenue............................................        69.7         14.4


     REVENUE

     Total revenue was $12.0 million in 1999 and $12.1 million in 2000. Revenue from our legacy connectivity product line, which we sold in February 2000, totalled $2.2 million in 1999 compared with $171,000 in 2000. Total revenue from our continuing product lines, which excludes legacy connectivity revenue, increased 22% from $9.8 million in 1999 to $11.9 million in 2000.

     Software license revenue decreased 6% from $10.7 million in 1999 to $10.0 million in 2000. Software license revenue from our continuing product line, net of software license revenue from our legacy connectivity product line, increased 11% from $8.9 million in 1999 to $9.9 million in 2000.

     o Software license revenue from CUseeMe Conference Server increased 16% from $5.7 million in 1999 to $6.6 million in 2000. In 2000, we increased the number of our transactions with original equipment manufacturers. These transactions were largely responsible for an increase in the number of server ports licensed, but the resulting revenue gains were offset in part by the lower average price per port attributable to the volume purchases made by the manufacturers.

     o Software license revenue from CUseeMe Pro (including bundled camera kits), net of reserve for returns, decreased 41% from $2.9 million in 1999 to $1.7 million in 2000. Significantly increased pricing pressures were reflected in discounts and rebates that led to a decrease of approximately 30% in the average selling price of our CUseeMe Pro bundled kits. This decrease was offset slightly by an increase in the number of bundled kits shipped in 2000.

     o The CUseeMe Web toolkit began shipping in the first fiscal quarter of 2000 and contributed $1.6 million of software license revenue in 2000. More than one-half of this revenue was derived from a sale to a single vendor in the Pacific Rim.

     Service and other revenue increased 33% from $1.5 million in 1999 to $2.0 million in 2000. Post-contract customer support revenue, excluding revenue associated with our legacy connectivity products, increased 33% from $1.0 million in 1999 to $1.4 million in 2000. This increase reflected the significant growth in 1999 in our sales of licenses for the prior release of CUseeMe Conferencing Server. The remaining $466,000 of the increase in service and other revenue from 1999 to 2000 was derived principally from training and professional services and one-time development projects.

     Revenue from sales outside the United States comprised 24% of total revenue in 1999 and 41% of total revenue in 2000. See "Item 1. Business--Factors that may Affect Our Operating Results or Stock Price--We face additional risks from our international operations."

     COST OF REVENUE

     Cost of revenue consists principally of royalties and associated amortization of paid license fees relating to third-party software included in our products, as well as costs of product media, manuals, packaging materials, cameras, duplication and shipping. Total cost of revenue increased 52% from $2.5 million in 1999 to $3.9 million in 2000. Total cost of revenue for legacy connectivity products totalled $75,000 in 1999 compared with $6,000 in 2000. Total cost of revenue for our continuing product lines, which excludes legacy connectivity cost of revenue, increased 56% from $2.5 million in 1999 to $3.9 million in 2000.

     Cost of software license revenue was $2.4 million in both 1999 and 2000. Our increased shipments of CUseeMe Pro bundled kits in 2000 resulted in higher dollar costs.

     Cost of services and other revenue was increased from $186,000 in 1999 to $1.4 million in 2000. The significant increase in dollar and margin costs results primarily from the inclusion in 2000 of $866,000 of technical support expense and $334,000 of professional services expense. In prior years, we regarded technical support expense as a marketing activity and reported it as an operating expense, since we provided technical support for freeware product. In 2000, our technical support expense became directly associated with post-contract customer support revenue, as we implemented per-call charges for technical support customers not party to a maintenance contract. As the result of changes in our service delivery, we began to report technical support expense in cost of services and other revenue in 2000, rather than reporting it as an operating expense as we had in 1999 and earlier years. Professional service expense was allocated proportionately on the basis of ports utilized by paying customers versus internally deployed for our CUseeMe World portal site.

     We intend to continue our strategy of improving the features and functionality of our products, particularly CUseeMe Conference Server and future products incorporating CUseeMe Conference Server technology, through the incorporation of third-party software. As a result, our cost of software license revenue as a percentage of software license revenue may fluctuate in the future.

     SALES AND MARKETING

     Sales and marketing expense primarily consists of costs associated with personnel, sales commissions, trade shows, advertising and promotional materials. Sales and marketing expense increased by 39% from $7.3 million in 1999 to $10.1 million in 2000. This increase was attributable principally to:

     o costs of bandwidth and infrastructure and other expenses incurred in operating CUseeMe World, which became available to the public in 1999;

     o personnel costs attributable to an increase in average headcount from 1999 to 2000; and

     o expenses resulting from increased participation in marketing programs and trade shows in 2000.

The increase was offset in part by the inclusion of technical support expense in 2000 in cost of services and other revenue, as described above. Technical support expense of $820,000 was included in sales and marketing expense in 1999.

     RESEARCH AND DEVELOPMENT EXPENSE

     Research and development expense consists primarily of costs of personnel and noncapitalized supplies and tools. Research and development expense increased by 23% from $4.8 million in 1999 to $5.8 million in 2000. This increase was attributable to the hiring of additional research and development personnel, the engagement of contractors for product development, and personnel-related expenses associated with special developmental projects for original equipment manufacturers and strategic partners.

     GENERAL AND ADMINISTRATIVE EXPENSE

     General and administrative expense consists of costs of administrative, financial and general management activities, including legal, accounting and other professional fees. General and administrative expense increased by 83% from $2.4 million in 1999 to $4.3 million in 2000. This increase included:

     o $348,000 incurred in expanding our management information systems department from 3 employees in 1999 to 9 employees in 2000 in order to accommodate the needs of our growing infrastructure and increased IT reporting and management requirements;

     o $390,000 incurred for management consulting and information systems consulting;

     o $110,000 incurred to engage a third-party billing vendor to track sales in our web-based storefront in 2000;

     o    $469,000 of legal, insurance and other professional service fees;
          and

     o $200,000 of additional facilities expense in 2000 associated with our services operation center in Somerville, Massachusetts and supplemental office space in Nashua, New Hampshire, both of which have been closed and consolidated into our main headquarters in Nashua.

The increase in general and administrative expense in 2000 also reflected several smaller matters relating to foreign tax withholdings, depreciation on capital additions, salary increases for executive management and increased travel expense.

     OTHER INCOME (EXPENSE), NET

     Other income (expense), net increased from $82,000 in 1999 to $1.8 million in 2000. This increase principally reflected:

     o an increase in interest income from $178,000 in 1999 to $1.1 million in 2000 as the result of our investment of our net proceeds from private placements of common stock in December 1999; and

     o a gain of $776,000 in 2000 from our sale of our legacy connectivity line of business to Powerlan USA.

LIQUIDITY AND CAPITAL RESOURCES

     We used $12.7 million in cash and cash equivalents in 2000 and generated cash of $15.7 million in 1999. Cash used in 2000 primarily comprised our net loss of $10.2 million, purchases of computer equipment and third-party software licenses for $3.1 million, and investment in short-term securities in the amount of $3.0 million. These uses were offset in part by depreciation and amortization of $2.3 million and proceeds from the exercise of stock options in the amount of $784,000. Cash generated in 1999 principally represented our receipt of $19.7 million in net proceeds from our private placement of common stock in December 1999, partially offset by our net loss of $4.8 million and a net increase in accounts receivable of $2.1 million.

     Our capital expenditures in 2000 consisted principally of purchases of computer equipment for $1.5 million and software for $596,000. We plan on investing approximately $750,000 in capital equipment in 2001 to upgrade computer equipment and to build out and strengthen our information systems infrastructure. Our capital requirements may vary materially from those we now anticipate, depending on a number of factors including:

     o    the level of our research and development activities;

     o    the rate of market acceptance of our software offerings; and

     o    the success of our sales, marketing and distribution strategy.

     At December 31, 2000, we had cash and cash equivalents of $9.3 million, short-term investments of $3.3 million and working capital of $12.9 million. At February 28, 2001, we had cash and cash equivalents of $8.1 million, short-term investments of $3.3 million and working capital of $10.7 million. We continue to experience a negative cash flow from operations in each fiscal quarter. We are not currently a party to any bank credit arrangements or other loan facility. We believe that our current cash, cash equivalents and short-term investments will be sufficient to fund our operations and capital expenditures through the fourth quarter of 2001. If we do not complete the proposed merger with First Virtual Communications, our liquidity after the fourth quarter of 2001 will depend on our internally generated funds and our ability to obtain funds from additional equity or debt financings from external sources. Moreover, if we do not meet our goals with respect to revenue or if our costs are higher than anticipated, we may require substantial additional funds at an earlier date.

INFLATION

     Although certain of our expenses increase with general inflation in the economy, inflation has not had a material effect on our financial condition or results of operations to date.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which requires companies to record derivatives on their balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. As initially issued, SFAS 133 was effective for fiscal years beginning after June 15, 1999. In July 1999, the FASB issued SFAS 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES-DEFERRAL OF THE EFFECTIVE DATE OF SFAS NO 133. SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter beginning after June 15, 2000. The adoption of SFAS 133 and 137 is not expected to have a material effect on our financial position or results of operations.

ITEM 7.     FINANCIAL STATEMENTS

     The following statements are included after page 33 of this annual report and form a part hereof:


                                                                                                                Page
                                                                                                                ----
         Report of Independent Auditors..........................................................................F-1
         Consolidated Balance Sheets as of December 31, 2000 and 1999............................................F-2
         Consolidated Statements of Operations for the years ended December 31, 2000 and 1999....................F-4
         Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000 and 1999..........F-5
         Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 1999....................F-6
         Notes to Consolidated Financial Statements..............................................................F-7


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes or disagreements with accountants on accounting or financial disclosure matters during 2000 or 1999.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     Our directors and executive officers, and their ages and positions as of March 31, 2001, are as follows:


NAME                                               AGE     POSITION
----                                               ---     --------

Killko A. Caballero.......................         41      Chief Executive Officer, President and Director
Robert B. Scott...........................         42      Chief Operating Officer
David O. Bundy............................         42      Chief Technical Officer
Raymond F. Cavanagh.......................         50      Vice President of Worldwide Sales
Gregory C. Loycano........................         35      Controller and Acting Vice President of Finance
Joseph J. Esposito (1)....................         49      Director
Jonathan G. Morgan (1)(2).................         47      Director
Adam Stettner (2).........................         37      Director
 .........
(1)......Member of the compensation committee.
(2)......Member of the audit committee.


     KILLKO A. CABALLERO was appointed as chairman of our board of directors on January 18, 2000. He has served as our chief executive officer since December 1998 as our president since August 1997. Mr. Caballero has served as one of our directors since November 1995. Mr. Caballero served as interim president during June and July 1997, and as our senior vice president of research and development and chief technology officer from November 1995 until June 1997. Mr. Caballero was one of the co-founders of CUseeMe Networks, Europe, formerly About Software, and served its president, chief executive officer and chairman from July 1991 to November 1995.

     ROBERT B. SCOTT has served as our chief operating officer since October 2000. From December 1999 to October 2000, Mr. Scott served as vice president, strategic planning and operations at Wired Empire, Inc. From March 1999 to December 1999, Mr. Scott served as interim president at CMG Direct Corporation. From November 1997 to March 1999, he served as vice president, Internet marketing services at CMG Direct. Mr. Scott served as director of Internet products at Interactive Training, Inc from September 1996 to November 1997 and as president of NewMarket Forum from January 1996 to August 1996.

     DAVID O. BUNDY has served as our chief technology officer since July 1998. Mr. Bundy served as our vice president of engineering from January 1994 to July 1998. From August 1993 to December 1993, Mr. Bundy was our vice president and principal engineer. From September 1991 until its merger with our company, Mr. Bundy served as vice president and principal engineer of Visual T.I., Inc.

     RAYMOND F. CAVANAGH has served as our vice president of worldwide sales since February 2001. From October 1999 to February 2001, Mr. Cavanagh served as director of global channel sales of Aprisma Management Technologies, a Cabletron company. From May 1998 to October 1999, he served as vice president of worldwide sales and marketing of Newpoint Technologies. From May 1995 to May 1998, he served as director of sales and marketing of PictureTel Corporation.

     GREGORY C. LOYCANO has served as our controller since April 1998 and as our controller and acting vice president of finance since April 2001. From February 1997 to April 1998, Mr. Loycano served as manufacturing controller at Nova Biomedical. Mr. Loycano served as division controller at General Automation (formerly Sequoia Systems) from October 1996 to February 1997 and manufacturing controller of Sequoia Systems. from December 1994 to October 1996.

     JONATHAN G. MORGAN has served as one of our directors since May 1996. From June 1993 to January 2001, Mr. Morgan was a managing director of Prudential Securities Incorporated, an investment banking firm. Since

January 2001, Mr. Morgan has served as a financial consultant to privately held companies in high technology industries.

     ADAM STETTNER has served as one of our directors since March 1999. Mr. Stettner has been the managing director of the Special Situations Technology Fund since April 1997. He has also served as the president of Stettner Consultants, Inc., a computer consulting company since 1989. Special Situations Technology Fund and affiliated funds beneficially own 11.3% of our common stock. See "Item 11. Security Ownership of Certain Beneficial Owners and Management."

     JOSEPH J. ESPOSITO has served as one of our directors since January 2000. He was the president and chief executive officer of Tribal Voice, a provider of instant messaging, interactive communications and online community solutions, until it was sold to CMGI late in 1999. Currently he works as a consultant, focusing on strategy for the communications and information industries. Prior to joining Tribal Voice, Mr. Esposito worked in the publishing industry, with tenures at Simon & Schuster and Random House. Mr. Esposito also served as chief executive officer of Encyclopedia Britannica.

     Directors are elected to serve until the next annual meeting of stockholders (or special meeting in lieu thereof) and until their successors are duly elected and qualified. Executive officers are appointed by and serve at the discretion of the board of directors.

     The board of directors has a compensation committee, which provides recommendations concerning salaries and incentive compensation for our directors, officers, employees and consultants, and an audit committee, which reviews the results and scope of the audit and other services provided by our independent auditors.

COMPENSATION OF DIRECTORS

     We do not pay fees to members of our board of directors and presently have no plans to pay directors' fees. Our non-employee directors are eligible to receive stock options under our 1997 Director Stock Option Plan. Our director stock option plan was initially adopted by our board of directors in August 1997 and approved by our stockholders in September 1997. The plan was amended in March 2000 to increase from 15,000 to 35,000 the number of shares covered by options to be granted to non-employee directors upon initial election to the board and to increase from 10,000 to 20,000 the number of shares covered by options to be granted to non-employee directors upon re-election.

     Under the current terms of the director stock option plan, we grant automatic formula stock options to non-employee directors as follows:

     o upon the initial election of any non-employee director to the board of directors, such director is entitled to receive a stock option to purchase 35,000 shares of our common stock (subject to adjustment as provided in the director stock option plan); and

     o upon the re-election of any non-employee director to our board of directors, such director is entitled to receive a stock option to purchase 20,000 shares of our common stock (subject to adjustment as provided in the director stock option plan), provided that he or she has served as one of our directors for at least the three months immediately preceding that meeting.

     The exercise price of the options granted under the director stock option plan must equal the fair market value of our common stock on the grant date. Each option granted under the director stock option plan is subject to vesting under the terms of such plan and expires upon the earlier of (a) the tenth anniversary of the grant date and (b) the first anniversary of the date on which the option holder ceased serving as an director.

     During the fiscal year ended December 31, 2000, we granted non-statutory stock options to purchase shares of our common stock to the non-employee members of our board of directors as follows: Joseph Esposito received options in January 2000 to purchase 15,000 shares at an exercise price of $24.875 per share, in connection with his initial election to the board. Mr. Esposito, Jonathan Morgan and Adam Stettner each received options in August 2000 to purchase 20,000 shares at an exercise price of $5.9375 per share, in connection with their re-election to the board. Please see "Item 12. Certain Relationship and Related Transaction" for a description of options issued to Mr. Esposito in his role as a consultant to our company.

SECTION 16(a) REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and officers, and persons who own more than 10% of our common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of changes in ownership on Forms 4 and 5.

     Except as described below and based solely on our review of the copies of such forms received or written representations from certain reporting persons, we believe that during 2000, our directors, officers and 10% stockholders complied with all applicable Section 16(a) filing requirements.

ITEM 10.    EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning the compensation earned by our chief executive officer and the other three executive officers whose compensation for services rendered in all capacities to our company exceeded $100,000 during 2000. These executive officers are sometimes referred to as the named executive officers.

     All of the options described in the following table have a maximum term of seven to ten years, subject to earlier termination in the event of the optionee's cessation of service with us. The options are exercisable during the optionee's lifetime only by the optionee; they are exercisable by the optionee only while the optionee is one of our employees or advisors and for certain limited periods of time thereafter in the event of termination of employment.

                           SUMMARY COMPENSATION TABLE


                                                                                                        Long-Term
                                                                                                  Compensation Awards
                                                                                                  -------------------
                                                                   Annual Compensation      Securities
                                                                   -------------------      Underlying         All Other
Name and Principal Position                            Year       Salary($)    Bonus($)     Options(#)       Compensation($)
-----------------------------                          ----       ---------    --------     ----------       ---------------
Killko A. Cabellero................................    2000       $217,877          --        74,750                 --
     Chief Executive Officer and President             1999        155,140     $45,000       115,000(1)              --
                                                       1998        150,445          --        35,000                 --

David O. Bundy.....................................    2000        147,379      10,000        19,500                 --
     Chief Technology Officer                          1999        128,546      25,000        30,000                 --
                                                       1998        132,405          --        20,000             20,000(2)

Christine J. Cox (3)...............................    2000        145,012          --        32,500                 --
     Chief Financial Officer and Vice President of     1999        112,470      20,000        66,000                 --
         Finance                                       1998        105,467          --        20,000                 --

  John E. Kelly (4)................................    2000        119,925          --        75,000                 --
     Vice President of Worldwide Sales and Marketing   1999        140,905          --            --                 --
                                                       1998             --          --            --                 --


(1) Forfeited voluntarily by Mr. Caballero on January 31, 2001 without consideration.
(2) Represents amounts paid in connection with Mr. Bundy's relocation, at our request, to New Hampshire.
(3)  Resigned in March 2001.
(4)  Resigned in July 2000.

OPTION GRANTS AND EXERCISES

     The following table summarizes (a) option grants to the named executive officers during 2000 and (b) the value of the options held by the named executive officers at December 31, 2000. The amounts shown in the last two columns represent hypothetical gains that could be achieved for the respective options if exercised at the end of their option terms. These gains are based on assumed rates of stock appreciation of five percent and ten percent, compounded annually from the date the respective options were granted to the date of their expiration. The gains shown are net of the option price, but do not include deductions for taxes or other expenses that may be associated with the exercise. Actual gains, if any, on stock option exercises will depend on future performance of the common stock, the option holders' continued employment through the option term and the date on which the options are exercised.


                        OPTION GRANTS IN LAST FISCAL YEAR

                                                          Individual Grant
                                      ----------------------------------------------------------
                                      Percent of                                                 Potential Realizable Value
                                      Securities      Total                                        at Assumed Annual Rates of
                                      Underlying     Options         Exercise or                 Stock Price Appreciation for
                                      Number of      Granted to      Base Price                           Option Term
                                       Options      Employees in     Per Share       Expiration  ------------------------------
Name                                   Granted       Fiscal Year       ($/sh)           Date          5%             10%
----------------------------           -------       -----------       ------           ----          --             ---
Killko A. Caballero..........            6%           74,750        $14.625         04/24/10         $687,519     $1,742,309
David O. Bundy...............            2            19,500         14.625         04/24/10          179,353        454,515
Christine J. Cox.............            3            32,500         14.625         04/24/10          298,921        757,526
John E. Kelly................           --             --              --                             --              --


        AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
                                  OPTION VALUES

     The following table sets forth information with respect to the exercise of stock options by the named executive officers during the year ended December 31, 2000 and unexercised options held by the named executive officers on December 31, 2000. The closing sale price for our common stock as reported on the Nasdaq National Market on December 29, 2000, the last trading day in 2000, was $1.00. For purposes of the last column in the table, value is calculated on the basis of the difference between the option exercise price and $1.00, multiplied by the number of shares of common stock underlying the options.


                                                                Unexercised Options at Fiscal      In-the-Money Options at
                                                                        Year End (#)                 Fiscal Year End ($)
                                                                        ------------                 -------------------
                                 Shares
                                 Acquired on     Value
Name                             Exercise(#)     Realized($)   Exercisable    Unexercisable     Exercisable   Unexercisable
----                             -----------     -----------   -----------    -------------     -----------   -------------
Killko A. Caballero..........           --              --         93,094          181,656          $0.00          $0.00
David O. Bundy...............        5,000        $ 67,813         69,938           59,562          $0.00          $0.00
Christine J. Cox.............        6,000         224,538         51,938           94,562          $0.00          $0.00
John E. Kelly................       18,750         650,391             --               --          $0.00          $0.00


EMPLOYMENT AND RETENTION AGREEMENTS

     We entered into a nondisclosure and noncompetition agreement with David O. Bundy dated February 15, 1996. Pursuant to the agreement, Mr. Bundy agreed that while employed by us and for a period of 19 months following the termination of his employment with us for any reason, he will not, directly or indirectly, compete with us or solicit any of our employees, contractors, suppliers, existing customers or prospective customers on behalf of himself or any other entity that engages in the sale, distribution or development of or research concerning computer software and technology in breach of the agreement. Either party may terminate the agreement by giving the other party thirty days' prior written notice. If Mr. Bundy's employment is terminated without cause during the term of the agreement, he will be entitled to his base salary for six months or until he becomes employed elsewhere, whichever occurs first; provided, however, that if his new salary is lower than his base salary at our company, we will pay the difference for the balance of this six-month period.

     We entered into a letter agreement dated August 5, 1997 with Christine J. Cox with respect to her employment as our vice president of finance. The letter agreement established a base salary of $100,000 per year and provides for a maximum annual incentive bonus of $15,000, based upon achievement of specific milestones to be established by us. Ms. Cox resigned effective March 31, 2001.

     We entered into executive retention agreements with each of Messrs. Caballero, Cavanagh, Bundy and Scott and Ms. Cox. The agreements have an initial expiration date of December 31, 2003, except for Mr. Cavanagh's agreement, which has an initial expiration date of March 31, 2004. All of the agreements, however, are automatically renewed each year thereafter for one additional term unless we give the executive six months' notice that his or her agreement will not be renewed. The agreements are not employment contracts and do not specify any terms or conditions of employment. Rather, the agreements provide for certain severance benefits to the executive if, during the 12 months following a change in control of CUseeMe, the executive's employment is terminated by us, other than for cause, or the executive terminates his employment for good reason.

     The terms "change in control," "cause" and "good reason" are each defined in the agreements. Change in control means, in summary: the acquisition by a person or a group of 30% or more of our outstanding stock; a change, without the approval of our board of directors, of a majority of the members of our board of directors; the acquisition of our company by means of a reorganization, merger, consolidation or asset sale; or the approval of a liquidation or dissolution of our company. Cause means, in summary: the executive's willful and continued failure to substantially perform his reasonable assigned duties, which failure continues after a 30-day cure period; or the executive's willful engagement in illegal conduct or gross misconduct injurious to us. Good reason means, in summary with respect to Mr. Caballero: a diminution in the executive's position, authority or responsibilities; a reduction in his salary or benefits; a relocation of the executive; or the failure of a successor entity to assume and agree to perform the executive retention agreement. Good reason means, in summary with respect to Messrs. Cavanagh, Bundy and Scott and Ms. Cox: a reduction in salary or benefits or the failure of a successor entity to assume and agree to perform the executive retention agreement.

     The benefits provided to the executive officers if the executive's employment is terminated by us without cause or by the executive for good reason within 12 months following a change in control are as follows:

     o KILLKO CABALLERO: (1) acceleration of Mr. Caballero's outstanding options such that each outstanding option to purchase common stock becomes immediately exercisable in full; (2) a severance payment equal to the Mr. Caballero's annual base salary through the date of termination and a pro rata portion of his annual bonus paid; (3) a continuation of all employee benefits during the one year period following employment termination; (4) any other post-termination benefits which the executive is eligible to receive under any of our plans or programs and (5) an amount equal to Mr. Caballero's highest base salary during the five-year period prior to the change in control.

     o MR. CAVANAGH: (1) acceleration of Mr. Cavanagh's outstanding options by one year; (2) a severance payment equal to the Mr. Cavanagh's annual base salary through the date of termination and a pro rata portion of his annual bonus paid; (3) a continuation of all employee benefits during the one year period following employment termination;
          (4) any other post-termination benefits which the executive is eligible to receive under any of our plans or programs; and (5) an amount equal to Mr. Cavanagh's highest base salary during the five-year period prior to the change in control.

     o MR. BUNDY: (1) acceleration of Mr. Bundy's outstanding options such that each outstanding option to purchase common stock becomes immediately exercisable in full; (2) a severance payment equal to the Mr. Bundy annual base salary through the date of termination and a pro rata portion of his annual bonus paid; (3) a continuation of all employee benefits during the one year period following employment termination; (4) any other post-termination benefits which the executive is eligible to receive under any of our plans or programs and (5) an amount equal to Mr. Bundy's highest base salary during the five-year period prior to the change in control.

     o MR. SCOTT: (1) acceleration of Mr. Scott's outstanding options by one year; (2) a severance payment equal to the Mr. Scott's annual base salary through the date of termination and a pro rata portion of his annual bonus paid; (3) a continuation of all employee benefits during the one year period following employment termination; (4) any other post-termination benefits which the executive is eligible to receive under any of our plans or programs and (5) an amount equal to Mr. Scott's highest base salary during the five-year period prior to the change in control.

     o MS. COX: (1) acceleration of Ms. Cox's outstanding options such that each outstanding option to purchase common stock becomes immediately exercisable in full; (2) a severance payment equal to the Ms. Cox's annual base salary through the date of termination and a pro rata portion of his annual bonus paid; (3) a continuation of all employee benefits during the one year period following employment termination;
          (4) any other post-termination benefits which the executive is eligible to receive under any of our plans or programs and (5) an amount equal to Ms. Cox's highest base salary during the five-year period prior to the change in control.

     The agreements provide that the amount of severance benefits payable to the executive shall be reduced by an amount necessary to avoid triggering the excise tax provisions of Sections 280G and 4999 of the Internal Revenue Code of 1986, only if such reduction results in greater net after-tax benefits to the executive.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2001, by (a) each person (or group of affiliated persons) known by us to own beneficially more than five percent of the outstanding shares of common stock, (b) each of our directors, (c) each of the named executive officers and (d) all of our directors and executive officers as a group. Unless otherwise noted:

     o The address of all persons who are executive officers or directors is in care of CUseeMe Networks, Inc., 542 Amherst Street, Nashua, New Hampshire 03063.

     o Each person or group identified in the table possesses sole voting and investment power with respect to such shares, subject to community property laws, where applicable. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or group to acquire them within 60 days of March 31, 2001 are treated as outstanding only for purposes of determining the amount and percentages beneficially owned by such person or group.


                                                                       Shares Beneficially     Percent Beneficially
Name and Address                                                              Owned                   Owned
--------------------------                                             ------------------      ---------------------
Austin W. Marxe and David Greenhouse.................................       1,399,300                  11.3%
153 East 53 Street, 51st Floor
New York, New York 10022

Consortium de Realisation............................................         820,330                   6.6
27-29 RUE Le Peletier
75009 Paris, France

Killko A. Caballero..................................................         432,263                   3.5

Adam Stettner........................................................          25,000                   *
153 East 53 Street, 51st Floor
New York, New York 10022

David O. Bundy.......................................................          79,251                   *

Jonathan G. Morgan...................................................          65,000                   *

Christine J. Cox.....................................................          57,438                   *

John E. Kelly........................................................          18,750                   *

Joseph J. Esposito...................................................          40,000                   *

All directors and executive officers as a group (seven persons)......       1,079,293                   8.3

------------
* Represents less than 1% of the outstanding shares of common stock.

     The information reported regarding Messrs. Marxe and Greenhouse is based on Amendment No. 3 to Schedule 13G, filed with the SEC on February 15, 2001 by Special Situations Fund III, L.P., MGP Advisers Limited Partnership, Special Situations Technology Fund, L.P., SST Advisers, L.L.C., Special Situations Cayman Fund, L.P., AWM Investment Company, Inc., Special Situations Private Equity Fund, L.P., AWM Investment Company, Inc., MG Advisors L.L.C., Austin W. Marxe and David Greenhouse. Of the 1,399,300 shares, (a) 962,000 shares are beneficially owned by Special Situations Fund III, L.P., (b) 124,300 shares are beneficially owned by Special Situations Technology Fund, L.P., and (c) 313,000 shares are beneficially owned by Special Situations Cayman Fund, L.P. Messrs. Marxe and Greenhouse, who serve as officers, directors and members or principal shareholders of the four investment advisers, claim sole voting and dispositive powers for all 1,399,300 shares.

     The shares deemed to be beneficially owned by Mr. Stettner exclude the shares described in the preceding paragraph, except for the 124,300 shares owned by Special Situations Technology Fund, L.P., of which he is the managing director. Mr. Stettner is an employee of an entity controlled by Messrs. Marxe and Greenhouse. He disclaims ownership of all of the shares deemed to be owned by Messrs. Marxe and Greenhouse, other than the 124,300 shares owned by Special Situations Technology Fund, L.P. and except to the extent of his pecuniary interest, if any.

     The information reported regarding the Consortium de Realisation is based on a Schedule 13G filed with the SEC on October 2, 1997 by Consortium de Realisation, CDR Enterprises and Land Free Investment. All of the 820,330 shares are directly owned by Land Free Investment, which is a direct subsidiary of CDR Enterprises and an indirect subsidiary of Consortium de Realisation. All of the reporting parties claim shared voting and dispositive powers for all of the 820,300 shares.

     The information reported regarding the directors and executive officers includes options, exercisable by the following, within 60 days of March 31, 2001, to purchase the indicated numbers of shares of common stock:

Killko A. Caballero............................................      79,938
David O. Bundy.................................................      79,251
Adam Stettner..................................................      25,000
Jonathan G. Morgan.............................................      65,000
Christine J. Cox...............................................      57,438
Joseph Esposito................................................      40,000
Robert B. Scott................................................      12,500

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In December 1999, we sold 78,125 shares of common stock to Special Situations Private Equity Fund, L.P., 65,104 shares of common stock to Special Situations Cayman Fund, L.P., and 182,292 shares of common stock to Special Situations Fund III, L.P., at a price of $15.36 per share. Under SEC regulations, these funds may be deemed to be affiliated with Austin W. Marxe and David Greenhouse, who beneficially owned 11.3% of our common stock as of March 31, 2001, and Adam Stettner, one of our directors. The shares sold to these funds were sold on terms identical to the terms under which we sold an additional 976,563 shares of common stock to third parties in December 1999.

     From February to June 2000, Joseph Esposito, one of our directors, performed a variety of consulting services in connection with the operations of our company. As compensation for these services, we paid Mr. Esposito a total of $140,000 and we issued to him non-statutory stock options to purchase an aggregate of 25,000 shares of our common stock at an exercise price of $14.625 per share.

     For a description of employment arrangements between us and some of our executive officers, see "Item 10. Executive Compensation - Employment Agreements."

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits


  EXHIBIT NO.  DESCRIPTION
  -----------  -----------
    3.1(1)     Amended and Restated Certificate of Incorporation of CUseeMe Networks, Inc.
    3.2(1)     Amended and Restated By-Laws of CUseeMe Networks, Inc.
    4.1(1)     Specimen certificate for common stock, $.01 par value, of CUseeMe Networks, Inc.
   10.1(1)     Standard Office Lease-Gross (American Industrial Real Estate
               Association) dated October 24, 1996 by and between PBP Limited
               Partnership, as lessor and CUseeMe Networks Software, Inc., as lessee.
   10.2(1)     Indenture of Lease dated May 15, 1996 by Nash-Tamposi Limited Partnership, Five N Associates, Ballinger
               Properties, L.L.C. and CUseeMe Networks, Inc.
   10.3(1)     CUseeMe Networks, Inc. Stock Option Plan (1993), as amended
   10.4(1)     CUseeMe Networks, Inc. Stock Option Plan (1994)
   10.5(1)     CUseeMe Networks, Inc. Stock Option Plan (1995), as amended



   10.6(1)     CUseeMe Networks, Inc. Stock Option Plan (1996)
   10.7(1)     CUseeMe Networks, Inc. 1996 Incentive and Nonqualified Stock Option Plan
   10.8(5)     CUseeMe Networks, Inc. 1996 Amended and Restated Employee Stock Purchase Plan
   10.9(3)     CUseeMe Networks, Inc. 1997 Director Stock Option Plan
   10.10(3)    Severance Agreement dated June 4, 1997 between CUseeMe Networks, Inc. and Howard R. Berke
   10.11(1)    Nondisclosure and Noncompetition Agreement dated February 15, 1996 with David O. Bundy
   10.12(3)    Severance Agreement dated March 16, 1998 between CUseeMe Networks, Inc. and Robert Hadden
   10.13(5)    Letter agreement dated August 5, 1997 between CUseeMe Networks, Inc. and Christine J. Cox
   10.14       Executive Retention Agreement dated December 1, 2000 between CUseeMe Networks, Inc. and Killko A.
               Caballero
   10.15       Executive Retention Agreement dated December 1, 2000 between CUseeMe Networks, Inc. and David O. Bundy
   10.16       Executive Retention Agreement dated December 1, 2000 between CUseeMe Networks, Inc. and Robert B. Scott
   10.17       Executive Retention Agreement dated December 1, 2000 between CUseeMe Networks, Inc. and Raymond F.
               Cavanagh
   10.18       Executive Retention Agreement dated December 1, 2000 between CUseeMe Networks, Inc. and Christine J. Cox
   10.19(1)    Stock Purchase Agreement dated March 19, 1996 among certain investors and CUseeMe Networks, Inc., as amended
   10.20(1)    Stock Purchase Agreement dated April 17, 1996 between J.F. Shea, Co., Inc. and CUseeMe Networks, Inc., as amended
   10.21(1)    Amended and Restated Registration Rights Agreement dated March 19, 1996 among certain stockholders of
               White Pine Software, Inc. and CUseeMe Networks, Inc., as amended
   10.22(1)    Acquisition Agreement dated October 10, 1995 among former stockholders of About Software Corporation
               S.A. and CUseeMe Networks, Inc.
   10.23(1)    Sale of Assets Agreement dated as of July 6, 1998 by and among CUseeMe Networks, Inc., Labtam
               Communications Pty. Ltd., Creative Software Technologies Pty. Ltd., Dawson Noy Johns and Anthony  James
               Oxley
   10.24(5)    Technology Transfer Agreement dated as of November 11, 1998 between CUseeMe Networks, Inc. and Cornell
               Research Foundation, Inc.
   21.1(3)     List of subsidiaries of CUseeMe Networks, Inc.
   23.1        Consent of Ernst & Young LLP


----------
(1) Incorporated by reference to the Registration Statement on Form SB-2 (File No. 333-09525) of CUseeMe Networks, Inc. in the form in which it was declared effective by the Securities and Exchange Commission.
(2) Incorporated by reference to the Annual Report on Form 10-KSB of CUseeMe Networks, Inc. for the fiscal year ended December 31, 1996.
(3) Incorporated by reference to the Annual Report on Form 10-KSB of CUseeMe Networks, Inc. for the fiscal year ended December 31, 1997.
(4) Incorporated by reference to the Current Report on Form 8-K of CUseeMe Networks, Inc. filed on July 23, 1998.
(5) Incorporated by reference to the Annual Report on Form 10-KSB of CUseeMe Networks, Inc. for the fiscal year ended December 31, 1999.

     (b) Reports on Form 8-K

     None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of April 2, 2001.

                                        CUSEEME NETWORKS, INC.

                                        By: /s/ KILLKO A. CABALLERO
                                           -------------------------------------
                                           Killko A. Caballero
                                           Chief Executive Officer and President


                                        By: /s/ GREGORY C. LOYCANO
                                           -------------------------------------
                                           Gregory C. Loycano
                                           Controller and Acting Vice President
                                           of Finance

     Each person whose signature appears below hereby appoints Killko A. Caballero and Gregory C. Loycano and each of them severally, acting alone and without the other, his (or her) true and lawful attorney-in-fact with the authority to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Annual Report on Form 10-KSB necessary or advisable to enable the Registrant to comply with the rules, regulations, and requirements of the Securities Act of 1934, as amended, in respect thereof, which amendments may make such other changes in the Annual Report as the aforesaid attorney-in-fact executing the same deems appropriate.

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, as of April 2, 2001.

            SIGNATURE                               TITLE
            ---------                               -----

/s/ KILLKO A. CABALLERO         Chairman, Chief Executive Officer and President
---------------------------     (Principal Executive Officer)
Killko A. Caballero


/s/ GREGORY C. LOYCANO          Controller and Acting Vice President of Finance
---------------------------     (Principal Financial and Accounting Officer)
Gregory C. Loycano


/s/ JOSEPH J. ESPOSITO          Director
---------------------------
Joseph J. Esposito


/s/ JONATHAN G. MORGAN          Director
---------------------------
Jonathan G. Morgan


/s/ ADAM STETTNER               Director
---------------------------
Adam Stettner

                         REPORT OF INDEPENDENT AUDITORS

BOARD OF DIRECTORS
CUSEEME NETWORKS, INC.
(formerly known as White Pine Software, Inc.)


     We have audited the accompanying consolidated balance sheets of CUseeMe Networks, Inc. (formerly known as White Pine Software, Inc.) and subsidiary (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CUseeMe Networks, Inc. and subsidiary at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ ERNST & YOUNG LLP

Boston, Massachusetts
February 1, 2001, except for
Note 11 as to which the date
is March 22, 2001

                      CUSEEME NETWORKS, INC. AND SUBSIDIARY
                  (formerly known as White Pine Software, Inc.)

                           CONSOLIDATED BALANCE SHEETS


                                                                                                        DECEMBER 31,
                                                                                                        ------------
                                                                                                   2000             1999
                                                                                                   ----             ----
                                           ASSETS

Current assets:
     Cash and cash equivalents........................................................        $  9,342,754    $ 22,087,638
     Short-term investments...........................................................           3,251,717              --
     Accounts receivable, less allowance of $135,000 at December 31, 2000 and $176,000 at
         December 31, 1999............................................................           2,688,297       4,158,603
     Inventories......................................................................             196,626          53,769
     Prepaid expenses.................................................................             718,190         237,628
     Other current assets.............................................................             231,212          79,337
                                                                                                   -------          ------
         Total current assets.........................................................          16,428,796      26,616,975
                                                                                                ----------      ----------
Property and equipment:
     Computer equipment...............................................................           2,779,054       1,278,157
     Furniture and fixtures...........................................................             509,866         240,596
     Software.........................................................................           1,221,443         625,699
     Equipment........................................................................             117,135          87,691
     Property.........................................................................             147,500              --
     Leasehold improvements...........................................................             198,439         202,689
                                                                                                   -------         -------
                                                                                                 4,973,437       2,434,832
        Accumulated depreciation .....................................................          (2,195,072)     (1,274,302)
                                                                                                ----------      ----------
               Property and equipment, net................................................       2,778,365       1,160,530

Other assets:
     Third-party licenses, less accumulated amortization of $744,000 at December 31, 2000
         and $432,000 at December 31, 1999............................................             785,306         559,844
     Purchased software, less accumulated  amortization of $1,136,000 at December 31, 2000
         and $608,000 at December 31, 1999............................................           1,805,048       2,533,352
     Trademarks, less accumulated amortization  of $174,000 at December  31, 2000 and
         $93,000 at December 31, 1999.................................................             790,352         870,728
     Goodwill, less accumulated amortization of $1,193,000 at December 31, 2000 and
         $995,000 at December 31, 1999................................................                  --         198,845
     Other assets.....................................................................             112,437         105,908
                                                                                                   -------         -------
               Total other assets.....................................................           3,493,143       4,268,677
                                                                                                 ---------       ---------
Total assets..........................................................................         $22,700,304     $32,046,182
                                                                                               ===========     ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            CUSEEME NETWORKS, INC. AND SUBSIDIARY
                        (formerly known as White Pine Software, Inc.)

                           CONSOLIDATED BALANCE SHEETS (continued)
                            LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
     Accounts payable.................................................................          $  563,100      $  717,932
     Accrued liabilities..............................................................           2,091,675       2,253,800
     Deferred revenue.................................................................             902,647         695,147
     Current portion of long-term debt................................................                  --           7,067
                                                                                                 ---------           -----
         Total current liabilities....................................................           3,557,422       3,673,946

Other long term liabilities...........................................................             300,000         600,000

Stockholders' equity:
     Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or
         outstanding..................................................................                  --              --
     Common stock, $0.01 par value:
     Authorized shares - 30,000,000; issued and outstanding shares - 12,350,818 at December
         31, 2000 and 12,049,476 at December 31, 1999.................................             123,508         120,495
     Additional paid-in capital.......................................................          62,886,797      61,269,773
     Accumulated deficit..............................................................         (43,895,724)    (33,710,591)
     Accumulated other comprehensive (loss) income:
       Cumulative translation adjustment..............................................             (20,416)        (92,559)
       Unrealized holding loss on available-for-sale securities.......................            (251,283)             --
                                                                                                ----------      ----------
         Total accumulated other comprehensive (loss) income..........................            (271,699)         92,559
                                                                                                ----------      ----------
           Total stockholders' equity.................................................          18,842,882      27,772,236
                                                                                                ----------      ----------

Total liabilities and stockholders' equity............................................        $ 22,700,304    $ 32,046,182
                                                                                              ============    ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CUSEEME NETWORKS, INC. AND SUBSIDIARY
                   (formerly known as White Pine Software, Inc.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                  YEAR ENDED DECEMBER 31,
                                                                                                  -----------------------
                                                                                                   2000             1999
                                                                                                   ----             ----
Revenue:
     Software license fees...........................................................         $  10,022,329   $  10,714,541
     Services and other..............................................................             2,048,488       1,287,077
                                                                                                  ---------       ---------

         Total revenue...............................................................            12,070,817      12,001,618
Cost of revenue:
     Software license fees...........................................................             2,440,576       2,361,930
     Services and other..............................................................             1,428,274         185,579
                                                                                                  ---------         -------

         Total cost of revenue.......................................................             3,868,850       2,547,509
                                                                                                  ---------       ---------
Gross profit.........................................................................             8,201,967       9,454,109
Operating expenses:
     Sales and marketing.............................................................            10,082,666       7,265,224
     Research and development........................................................             5,836,931       4,761,107
     General and administrative......................................................             4,313,118       2,359,341
                                                                                                  ---------       ---------

         Total operating expenses....................................................            20,232,715      14,385,672
                                                                                                 ----------      ----------
Loss from operations.................................................................           (12,030,748)     (4,931,563)
Other income (expense):
     Interest income.................................................................             1,099,827         177,679
     Gain on sale of assets of legacy connectivity business..........................               775,589              --
     Other, net......................................................................               (29,801)        (95,624)
                                                                                                    -------         -------
             Total other income......................................................             1,845,615          82,055
                                                                                                  ---------          ------
Net loss.............................................................................         $ (10,185,133)  $  (4,849,508)
                                                                                              ==============  ==============

Net loss per share - basic and diluted...............................................         $       (0.84)  $       (0.46)
                                                                                              =============   ==============
Weighted average number of common shares outstanding.................................            12,193,786      10,619,696
                                                                                                 ==========      ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CUSEEME NETWORKS, INC. AND SUBSIDIARY
                  (formerly known as White Pine Software, Inc.)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                  ---------------------                                  Accumulated
                                                    Common stock           Additional                       other         Total
                                                  ---------------------     paid-in     Accumulated    comprehensive stockholders'
                                                  Shares      Par value     capital       deficit      (loss) income     equity
                                                  ------      ---------     -------       -------      -------------     ------
BALANCES AT DECEMBER 31, 1998                  10,460,227      $104,602   $41,137,186  $(28,861,083)     $34,043      $12,414,748
Common stock issued upon exercise of stock
     options...............................       225,530         2,256       315,556                                     317,812
Common stock issued under Employee Stock
     Purchase Plan.........................        61,635           616       107,641                                     108,257
Common stock issued in private placement...     1,302,084        13,021    19,709,390                                  19,722,411
Net loss...................................                                              (4,849,508)                   (4,849,508)
Cumulative translation adjustment..........                                                               58,516           58,516
                                                                                                                      -----------
Comprehensive loss.........................                                                                            (4,790,992)
                                               ----------       -------    ----------   -----------     --------      -----------
BALANCES AT DECEMBER 31, 1999                  12,049,476       120,495    61,269,773   (33,710,591)      92,559       27,772,236
Common stock issued upon exercise of stock
     options...............................       264,399         2,644       781,365                                     784,009
Common stock issued under Employee Stock
     Purchase Plan.........................        36,943           369       150,080                                     150,449
Acceleration of options vesting in
     connection with sale of assets of
     legacy connectivity business..........                                   668,144                                     668,144
Other......................................                                    17,435                                      17,435
Net loss...................................                                             (10,185,133)                  (10,185,133)
Unrealized loss on available-for-sale
     securities............................                                                             (251,283)        (251,283)
Cumulative translation adjustment..........                                                             (112,975)        (112,975)
                                                                                                                      -----------
Comprehensive loss.........................                                                                           (10,549,391)
                                               ----------      --------   -----------  ------------    ---------      -----------
BALANCES AT DECEMBER 31, 2000                  12,350,818      $123,508   $62,886,797  $(43,895,724)   $(271,699)     $18,842,882
                                               ==========      ========   ===========  ============    =========      ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CUSEEME NETWORKS, INC. AND SUBSIDIARY
                  (formerly known as White Pine Software, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                             YEAR ENDED DECEMBER 31,
                                                                                             -----------------------
                                                                                          2000                   1999
                                                                                          ----                   ----

OPERATING ACTIVITIES
Net loss..................................................................         $     (10,185,133)   $      (4,849,508)
Adjustments to reconcile net loss to net cash used in operating activities:
     Bad debt expense                                                                         60,000               65,374
     Depreciation ........................................................                   936,558              454,258
     Amortization of intangible assets....................................                 1,352,065            1,301,234
     Gain on sale of assets of legacy connectivity business...............                  (775,589)                  --
     Changes in operating assets and liabilities:
         Accounts receivable..............................................                 1,274,013           (2,098,404)
         Inventories......................................................                  (189,449)              11,735
         Prepaid expenses.................................................                  (480,940)              88,485
         Other current assets.............................................                  (160,990)              49,221
         Accounts payable.................................................                  (149,567)             245,177
         Accrued expenses and other accrued liabilities...................                  (150,565)             172,819
         Deferred revenue.................................................                   369,290              351,018
                                                                                             -------              -------
Net cash used in operating activities.....................................                (8,100,307)          (4,208,591)
                                                                                          ----------           ----------
INVESTING ACTIVITIES
Purchase of property and equipment........................................                (2,577,972)            (276,158)
Purchase of third party licenses..........................................                  (569,999)                  --
Purchase of short-term investments........................................                (3,003,000)                  --
Proceeds received from sale of assets of legacy connectivity business.....                   984,788                   --
                                                                                             -------             --------
Net cash used in investing activities.....................................                (5,166,183)            (276,158)
                                                                                          ----------             --------
FINANCING ACTIVITIES

Principal payments on long-term debt and third-party licenses.............                    (7,067)             (25,136)
Payments on software/trademark purchase...................................                  (300,000)                  --
Proceeds from other stock related activities..............................                    17,435                   --
Proceeds from common stock issued upon exercise of stock options..........                   784,009              317,812
Proceeds from common stock issued under Employee Stock Purchase Plan......                   150,448              108,257
Proceeds from private placements, net.....................................                        --           19,722,411
                                                                                          ----------           ----------
Net cash provided by financing activities.................................                   644,825           20,123,344
                                                                                             -------           ----------
Currency translation effect on cash and cash equivalents..................                  (123,219)              28,357
                                                                                            --------               ------
   Net increase (decrease) in cash and cash equivalents...................               (12,744,884)          15,666,952
Cash and cash equivalents at beginning of period..........................                22,087,638            6,420,686
                                                                                          ----------            ---------
Cash and cash equivalents at end of period................................         $       9,342,754    $      22,087,638
                                                                                   =================    =================
SIGNIFICANT NON-CASH TRANSACTION:
Equity securities received in connection with sale of assets of legacy
   connectivity business..................................................         $         500,000                   --

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CUSEEME NETWORKS, INC. AND SUBSIDIARY
                  (formerly known as White Pine Software, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

1.       ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     CUseeMe Networks, Inc. and its subsidiary ("the Company") operate in one business segment, which develops, markets and supports multi-platform desktop multimedia software that facilitates worldwide video and audio communication and data collaboration across the Internet, intranets and other networks using Internet protocol.

     The Company markets and sells its products in the United States, Canada, Europe, and the Pacific Rim through distributors, a combination of strategic partners and original equipment manufacturers, and its direct sales organization, as well as over the Internet.

PRINCIPLES OF CONSOLIDATION AND PRESENTATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned foreign subsidiary, CUseeMe Networks, Europe. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Amounts included in footnotes have been rounded to thousands.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of cash on deposit with banks, investments in high grade commercial paper, and overnight repurchase agreements that are readily convertible into cash and have maturities of three months or less when purchased.

SHORT-TERM INVESTMENTS

     Short-term investments consist of equity securities and corporate bonds. The Company accounts for short-term investments in accordance with Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES (SFAS 115). SFAS 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have readily determinable fair values. Management determines the appropriate classification of investments in debt and equity securities as trading, available-for-sale, or held-to-maturity at the time of purchase and reevaluates such designation as of each balance sheet date. Investments in common stock are classified as available-for-sale and are stated at market value as determined by the most recently traded price of the security at the balance sheet date. Unrealized holding gains and losses are reported as a separate component of accumulated other comprehensive (loss) income in stockholders' equity. Investments in corporate bonds are classified as held-to-maturity and are carried at amortized cost, which approximates fair value.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentrations of credit risk primarily consist of cash, cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents are maintained with high credit quality financial institutions.

                      CUSEEME NETWORKS, INC. AND SUBSIDIARY
                  (formerly known as White Pine Software, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


     The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company maintains reserves for potential credit losses; historically, such losses have not been material and have been within management's expectations. Two customers accounted for approximately 48% and 38% of accounts receivable at December 31, 2000 and 1999, respectively, and 18% and 13% of total revenue for the years ended December 31, 2000 and 1999, respectively.

INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market and primarily consist of gateways and software packaging.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and are being depreciated using the straight-line and accelerated methods over the estimated useful lives of two to seven years. Leasehold improvements are stated at cost and are being amortized over the lesser of the term of the lease or the estimated useful life of the asset. Depreciation expense includes amortization of leasehold improvements.

THIRD-PARTY LICENSES

     The cost of agreements entered into with third-parties to use the technology of others in the Company's products is amortized on a straight-line basis over the lives of the agreements, or the expected life of technology, whichever is less.

PURCHASED SOFTWARE

     Purchased software is stated at cost and is being depreciated using the straight-line method over the estimated useful lives of two to three years.

TRADEMARKS

     The cost of trademarks is amortized on a straight-line basis over the projected economic life of the trademark, which is estimated to be twelve years.

CAPITALIZED SOFTWARE

     Software development costs meeting recoverability tests are capitalized under Statement of Financial Accounting Standards No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. The cost of software capitalized is amortized based on its estimated economic life. The costs incurred between the point where technological feasibility is established and general release to the public are not material. As a result, no software costs were capitalized in 1999 or 2000.

ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS

     The Company continually reviews amortization periods and the carrying value of long-lived assets, including computer equipment, furniture and fixtures, software, and intangible assets to determine whether there are any indications of reduction in useful lives or impairment losses. If indications of impairment of long-lived assets are present, the estimated future undiscounted cash flows associated with the corresponding assets would be compared to its carrying amount to determine if a change in useful life or a write-down to fair value is necessary.

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

                      CUSEEME NETWORKS, INC. AND SUBSIDIARY
                  (formerly known as White Pine Software, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


REVENUE RECOGNITION

     The Company's revenue is derived from software license fees and fees for services related to its software products, primarily postcontract customer support ("PCS") fees. The Company recognizes revenue in accordance with the provisions of AICPA Statement of Position No. 97-2, SOFTWARE REVENUE RECOGNITION, as amended. The Company adopted Statement of Accounting Bulletin 101, REVENUE RECOGNITION ("SAB 101") in the fourth quarter of the year, effective January 1, 2000. The adoption of SAB 101 did not affect the Company's financial position or results of operations.

     Software license revenue is recognized upon receipt of a firm customer order and shipment of the software, net of allowances for estimated future returns, provided that no significant obligations remain on our part, the fee is fixed and determinable, and collection of the related receivable is deemed probable.

     Fees from maintenance service contracts, or PCS, generally are payable in advance, are non-refundable, and are recognized ratably over the service period, typically twelve months. Revenues from training and consulting services are recognized as the services are provided.

     Software license fees, consulting fees, training fees, and prepaid maintenance fees that have been prepaid or invoiced but that do not yet qualify for recognition as revenue under the Company's policy are reflected as deferred revenue.

     The Company's software arrangements sometimes contain multiple elements, such as software products, services and PCS. Revenue earned on software arrangements involving multiple elements that qualify for separate element treatment is allocated to each element based on the relative fair values of those elements based on vendor specific objective evidence. Vendor specific objective evidence is limited to the price charged when the element is sold separately or, in the case of PCS, the renewal rate. For transactions where vendor specific objective evidence exists for undelivered elements but not for delivered elements, the Company uses the residual method as discussed in SOP 98-9, MODIFICATION OF SOP 97-2, WITH RESPECT TO CERTAIN TRANSACTIONS. Under the residual method, the total fair value of the undelivered elements, as indicated by vendor specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2, and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

SHIPPING AND HANDLING COSTS

     Shipping and handling costs are included in cost of revenue.

ADVERTISING COSTS

     Costs related to advertising the Company's products are expensed in the period incurred. Amounts charged to expense were $274,000 and $252,000 during the years ended December 31, 2000 and 1999, respectively.

FOREIGN CURRENCY TRANSLATION

     The financial statements of the Company's foreign subsidiary have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, FOREIGN CURRENCY TRANSLATION. The local currency of the subsidiary is considered the functional currency. Accordingly, balance sheet amounts have been translated using the exchange rates in effect at the balance sheet date and statement of operations amounts have been translated using average exchange rates during the year. Changes in exchange rates on the translation of the subsidiary's financial statements have been reported as a separate component of accumulated other comprehensive (loss) income in the statement of stockholders' equity.

                      CUSEEME NETWORKS, INC. AND SUBSIDIARY
                  (formerly known as White Pine Software, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


EARNINGS (LOSS) PER SHARE

     The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS 128") and related interpretations. SFAS 128 requires calculation and presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted average number of common shares outstanding and excludes any dilutive effects of warrants, stock options or other type securities. Potentially dilutive securities include stock options, warrants and related securities calculated using the treasury stock method. Dilutive securities have been excluded from the Company's calculation of diluted earnings per share as their effect is antidilutive due to the existence of net losses in all periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement revises accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt the standard in the first quarter of fiscal 2001 and does not expect the adoption to have a material effect on its financial condition or results of operations.

RECLASSIFICATIONS

     Certain amounts in prior years have been reclassified to conform to the 2000 presentation.

2.       SALE OF ASSETS OF LEGACY CONNECTIVITY BUSINESS

     The Company sold the assets of its legacy connectivity business to a publicly traded Australian company on February 29, 2000 for $1,000,000 in cash and 467,730 ordinary shares of the Australian company. These shares were valued at U.S. $500,000, the fair market value of the shares on the sale date. The net book value of the assets sold was $709,200. Transaction-related costs such as legal fees were approximately $15,200. The Company realized a $775,589 net gain on the sale of assets of the legacy connectivity business, which is included in the statement of operations.

3.       SHORT-TERM INVESTMENTS

     Short-term investments consist of investments in equity securities and corporate bonds. The investment in equity securities is classified as available-for-sale and has a fair value of $248,717 at December 31, 2000. The related cost basis of this investment is $500,000 and the $251,283 unrealized holding loss is included in a separate component of accumulated other comprehensive (loss) income. The unrealized holding loss is accounted for as a temporary decline in fair market value.

     The investment in corporate bonds is classified as held-to-maturity and has a fair value that approximates amortized cost. These bonds mature on September 25, 2001.

4.       TECHNOLOGY ACQUISITIONS

ACQUISITION FROM CORNELL RESEARCH FOUNDATION, INC.

     During 1998, the Company obtained certain trademark and intellectual property rights to the CUseeMe name and the underlying CUseeMe Conference Server technology from Cornell Research Foundation, Inc. The purchase price for these rights consisted of (i) a note in the principal amount of $900,000, of which $300,000 is due on each of June 30, 2000, June 30, 2001 and June 30, 2002, and (ii) warrants to purchase 150,000 shares of the Company's common stock at a price of $1.00 per share. The Company recorded as a trademark a total of $964,500 in connection with the acquisition, consisting of the $900,000 principal amount of the obligation and $64,500 attributable to the warrants, which were valued in accordance with SFAS 123.


     These trademark and intellectual property rights were capitalized and are being amortized over their estimated economic life of twelve years.

                      CUSEEME NETWORKS, INC. AND SUBSIDIARY
                  (formerly known as White Pine Software, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


5.       LONG-TERM DEBT

     The Company had no debt at December 31, 2000. During 2000, the Company paid the remaining installments related to a note payable due in August, 2000.

     Total interest expense was approximately $5,000 and $3,000 for the years ended December 31, 2000 and December 31, 1999 and is included in other expense.

6.       ACCRUED LIABILITIES

     Accrued liabilities consist of the following:


                                                                                               DECEMBER 31,
                                                                                          ---------------------
                                                                                          2000             1999
                                                                                          ----             ----

Accrued compensation and related benefits........................................     $   957,000    $  1,001,000
Current portion of payable for CUseeMe trademark and
  intellectual property rights...................................................         450,000         300,000
Accrued royalties................................................................          37,000         106,000
Other accrued expenses...........................................................         648,000         847,000
                                                                                          -------         -------
                                                                                       $2,092,000      $2,254,000
                                                                                       ==========      ==========


7.       INCOME TAXES

Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes consist of the following at December 31, 2000:


Deferred tax assets:
   Net operating loss carryforwards.......................   $12,754,000
   Depreciation and amortization..........................       404,000
   Other, net.............................................       481,000
                                                            ------------
Total deferred tax assets, net............................    13,639,000
Valuation allowance for deferred tax assets...............   (13,639,000)
                                                            ------------
Net deferred tax asset..................................     $       --
                                                            ============


     The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that a full valuation allowance has been recorded. The Company recorded a valuation allowance of $13,639,000 and $10,150,000 at December 31, 2000 and 1999, respectively. The Company will continue to assess the realization of the deferred tax assets based on actual and forecasted operating results.


     At December 31, 2000, the Company had cumulative federal net operating loss carryforwards of approximately $37,511,000 for income tax purposes. The availability of the net operating loss carryforwards to offset future taxable income is subject to significant annual limitations. The loss carryforwards expire in future years as follows:

2001 - 2005................................................          $4,175,000
2006 - 2010................................................             328,000
2011 - 2015................................................           7,922,000
2016 - 2020................................................          25,086,000
                                                            --------------------
                                                                    $37,511,000
                                                            ====================

                      CUSEEME NETWORKS, INC. AND SUBSIDIARY
                  (formerly known as White Pine Software, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


8.       LEASE COMMITMENTS

     The Company leases its office facilities under operating leases expiring at various times through fiscal 2003. Future minimum annual noncancelable rental commitments under the lease agreements for the years ending December 31 are as follows:

         2001............................................    $   502,000
         2002............................................        327,000
         2003............................................        109,000
                                                                 -------
                                                             $   938,000
                                                             ===========


     Total rent expense for the years ended December 31, 2000 and 1999 was approximately $413,000 and $229,000, respectively.

9.       GEOGRAPHICAL SALES

     The Company's sales by geographic location are summarized below:


                                                                                              DECEMBER 31,
                                                                                         ----------------------
                                                                                         2000              1999
                                                                                         ----              ----
United States and Canada.........................................................  $   7,506,000     $  9,494,000
Europe...........................................................................      1,945,000        1,533,000
Pacific Rim......................................................................      2,620,000          975,000
                                                                                   -------------     ------------
                                                                                   $  12,071,000     $ 12,002,000
                                                                                   =============     ============


10.      EMPLOYEE BENEFITS

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

EMPLOYEE STOCK PURCHASE PLAN

     The Company sponsors an employee stock purchase plan (the "ESPP"). Under the ESPP, an aggregate of 100,000 shares of Common Stock are reserved for purchase by qualified employees at 85% of the lower of the market price in effect on the day the offering starts or the day the offering terminates. Purchases are made through employee payroll deductions ranging from 1% to 6% of their base pay. Compensation expense is not recognized by the Company because the ESPP is a non-compensatory plan under Section 423 of the Internal Revenue Code. In 1999, the Company issued 61,635 shares, of which 48,500 shares were issued at $0.82 per share and 13,135 shares were issued at $5.10 per share. In 2000, the Company issued 36,943 shares, of which 7,942 shares were issued at $9.24 per share and 29,001 shares were issued at $2.66 per share.

                      CUSEEME NETWORKS, INC. AND SUBSIDIARY
                  (formerly known as White Pine Software, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


1996 INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN

     The Company administers the White Pine Software, Inc. 1996 Incentive and Nonqualified Stock Option Plan (the "1996 Plan"). Under the 1996 Plan, 550,000 shares of Common Stock are available for grant to employees. On August 2, 2000, the Company amended the 1996 Plan to increase the number of shares available thereunder from 1,000,000 to 2,400,000. Option prices and exercise periods are determined by the Board of Directors on the date of grant. Options granted under the 1996 Plan become exercisable in installments over a three to four year period commencing from the date of grant and expire ten years from the date of grant.

1997 DIRECTOR STOCK OPTION PLAN

     The Company administers the White Pine Software, Inc. 1997 Director Stock Option Plan (the "Directors' Plan"). The Company has reserved 150,000 shares of Common Stock under the Directors' Plan. The Directors' Plan authorizes a one-time automatic grant of options to acquire 15,000 shares of Common Stock as an initial award for being a director. Each subsequent year, at re-election, directors are granted an additional 10,000 options. The Directors' Plan was amended in March 2000 to increase from 15,000 to 35,000 the number of shares covered by options to be granted to non-employee directors upon initial election to the board and to increase from 10,000 to 20,000 the number of shares covered by options to be granted to non-employee directors upon re-election. All options granted are exercisable at the next annual meeting subsequent to being granted. Options expire ten years from the date of grant and have an exercise price equal to the fair market value of the Company's Common Stock on the date of grant.

SFAS 123 DISCLOSURES

     Pro forma information regarding net loss and loss per share is required by SFAS 123, which requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method. The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:


                                                                  OPTIONS                           ESPP
                                                            ---------------------            -------------------
                                                            2000             1999            2000           1999
                                                            ----             ----            ----           ----
Expected life (years).............................          4.19              4.66            0.32            0.50
Interest rate.....................................          4.97%             5.75%           4.97%           5.75%
Expected volatility of stock price................          1.29              1.23            1.29            1.23
Expected dividend yield...........................             0%                0%              0%              0%


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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands, except for per share information):

                      CUSEEME NETWORKS, INC. AND SUBSIDIARY
                  (formerly known as White Pine Software, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000



                                                                                           2000            1999
                                                                                           ----            ----
         Pro forma net loss.......................................................     $(20,258)          $(5,474)
         Pro forma net loss per share - basic and diluted.........................      $ (1.66)          $(0.52)


     Option activity under the Company's stock option plans is summarized below:


                                                                2000                              1999
                                                      ---------------------------       ---------------------------
                                                                      WEIGHTED
                                                                      AVERAGE                       WEIGHTED AVERAGE
                                                      SHARES       EXERCISE PRICE       SHARES       EXERCISE PRICE
                                                      ------       --------------       ------       --------------

Outstanding at beginning of year............          1,656,204         $  9.63          1,108,644        $ 1.88
Granted.....................................          1,217,487            9.58           895,000          17.51
Expired or canceled.........................           (490,386)          12.39          (121,910)         12.05
Exercised...................................           (264,399)           2.97          (225,530)          1.41
                                                  ---------------                   ---------------
Outstanding at end of year..................          2,118,906            9.85         1,656,204           9.63
                                                  ===============                   ===============
Exercisable at end of year..................            656,990          $ 7.29           471,190         $ 2.00


     The following table presents weighted-average price and life information about significant option groups outstanding at December 31, 2000:


                                                          AVERAGE
                                                         REMAINING        WEIGHTED                        WEIGHTED
                                          NUMBER        CONTRACTUAL       AVERAGE          NUMBER         AVERAGE
      RANGE OF EXERCISE PRICE           OUTSTANDING         LIFE       EXERCISE PRICE   EXERCISABLE    EXERCISE PRICE
      -----------------------           -----------         ----       --------------   -----------    --------------

     $0.50 - 1.50                             133,691            4.59         $0.93            88,215         $0.76
      1.56                                    343,000            9.91          1.56                 -             -
      1.88                                    226,843            7.96          1.88           136,709          1.88
      2.00 - 2.38                              30,559            6.79          2.26            17,205          2.27
      2.50                                    221,732            6.50          2.50           174,585          2.50
      2.88 - 5.94                             228,750            9.29          3.94            36,875          3.57
      6.00 - 14.38                            117,224            8.73          7.34            40,230          6.96
     14.63                                    348,431            9.31         14.63            57,386         14.63
     16.75 - 25.00                             39,000            9.08         23.81             3,064         23.01
     25.38 - 45.38                            429,676            8.99         26.48           102,721         25.95
                                      ----------------                                 ---------------
                                            2,118,906                                         656,990
                                      ===============                                  ===============


11.      SUBSEQUENT EVENT

     On March 22, 2001, the Company announced a merger with First Virtual Communications, Inc. ("First Virtual"). The transaction will be effected as a stock for stock merger and is subject to the approval of the stockholders of both companies and to customary closing conditions. First Virtual will issue approximately 1.254 shares of its common stock for each outstanding share of Common Stock of the Company. The transaction is expected to be completed in the second quarter of 2001.