Form 10QSB
period 2001-03-30
CUSEEME NETWORKS INC
filed 2001-05-14
CIK 1006591

===============================================================================



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB



(Mark One)
/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the quarterly period ended March 30, 2001
                                       OR
/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the transition period from _____________ to ______________

                        Commission File Number: 000-21415
                                                ---------


                             CUseeMe Networks, Inc.
-------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)



           Delaware                                  04-3151064
-------------------------------------------------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or Organization)


542 Amherst Street, Nashua, New Hampshire                03063
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)               (Zip Code)

                                 (603) 886-9050
-------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)



Check whether the issuer: (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days: Yes  X   No
                                                      ---     ---

The number of shares of the Registrant's common stock outstanding as of May 7, 2001 was 12,383,880.


Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                               ---     ---

===============================================================================

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                         PART I. FINANCIAL STATEMENTS

   Item 1.      Financial Statements...................................... 1

   Item 2.      Management's Discussion and Analysis...................... 5


                         PART II. OTHER INFORMATION

   Item 6.      Exhibits and Reports on Form 8-K.......................... 15

   Signatures   .......................................................... 16

                          ---------------------------


     THIS QUARTERLY REPORT CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, PERFORMANCE AND ACHIEVEMENTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY THE FORWARD-LOOKING STATEMENTS, INCLUDING THE FACTORS SET FORTH BELOW IN "ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS--FACTORS THAT MAY AFFECT OUR OPERATING RESULTS AND STOCK PRICE."

                          ---------------------------


     CUSEEME is our registered trademark, and CUSEEME CONFERENCE SERVER and CUSEEME WEB are our trademarks. This quarterly report also contains trademarks and trade names of other companies.

                          PART I. FINANCIAL STATEMENTS

ITEM 1.    FINANCIAL STATEMENTS

                      CUSEEME NETWORKS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          March 30, 2001        December 31, 2000
                                                                       ---------------------  ----------------------
Assets
   Current assets:
      Cash and cash equivalents                                              $  9,671            $     9,343
      Investments                                                                 178                  3,252
      Accounts receivable, net                                                  2,596                  2,688
      Inventories                                                                 143                    197
      Prepaid expenses and other current assets                                 1,059                    949
                                                                       ---------------------  ----------------------
        Total current assets                                                   13,647                 16,429

   Property and equipment, net                                                  2,541                  2,778
   Third party licenses, net                                                      675                    785
   Purchased Software, net                                                      1,673                  1,805
   Trademark, net                                                                 770                    790
   Other long term assets                                                         102                    113
                                                                       ---------------------  ----------------------
Total assets                                                                  $19,408              $  22,700
                                                                       =====================  ======================

Liabilities and stockholders' equity

Current liabilities:

   Accounts payable and accrued expenses                                      $ 2,658              $   2,654
   Deferred revenue                                                             1,220                    903
                                                                               ------                    ---
      Total current liabilities                                                 3,878                  3,557

   Other long term liabilities                                                    300                    300
   Stockholders' equity                                                        15,230                 18,843
                                                                        --------------------   ---------------------
Total liabilities and stockholders' equity                                    $19,408               $ 22,700
                                                                        ====================   =====================


See Notes to Condensed Consolidated Financial Statements

                      CUSEEME NETWORKS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                    Three Months Ended
                                                                       ---------------------------------------------
                                                                          March 30, 2001         March 31, 2000
                                                                       ---------------------  ----------------------
Revenues:
   Software license fees                                                   $     1,418              $    3,595
   Services and other                                                              463                     497
                                                                       ---------------------  ----------------------
      Total revenues                                                             1,881                   4,092

Cost of revenues:
   Software license fees                                                           432                     694
   Services and other                                                              325                     298
                                                                       ---------------------  ----------------------
      Total cost of revenues                                                       757                     992

Gross profit                                                                     1,124                   3,100

Operating expenses:
   Sales and marketing                                                           2,082                   1,869
   Research and development                                                      1,521                   1,350
   General and administrative                                                    1,206                     952
                                                                       ---------------------  ----------------------
      Total operating expenses                                                   4,809                   4,171
                                                                       ---------------------  ----------------------
Loss from operations                                                            (3,685)                 (1,071)

Other income (expense):
   Interest income (expense), net                                                  145                     254
   Gain from asset sale to Powerlan                                                  -                     776
   Loss from other than temporary decline in short
      term investment                                                             (272)
   Other, net                                                                       22                     (15)
                                                                        --------------------   ---------------------
      Total other income (expense), net                                           (105)                  1,015
                                                                        --------------------   ---------------------

                                                                        --------------------   ---------------------
Net loss                                                                   $    (3,790)             $      (56)
                                                                        ====================   =====================

Net loss per share: Basic and diluted                                      $     (0.31)             $    (0.00)

Weighted average number of common shares outstanding                        12,352,975              12,085,675
                                                                        ====================   =====================


See Notes to Condensed Consolidated Financial Statements

                      CUSEEME NETWORKS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     Three Months Ended
                                                                        ---------------------------------------------
                                                                           March 30, 2001          March 31, 2000
                                                                        ----------------------  ---------------------
Operating activities
Net loss                                                                      $ (3,790)                  $ (56)
Adjustments to reconcile net loss to net cash used in operating activities
   Bad debt expense                                                                105                      15
   Depreciation                                                                    334                     128
   Amortization of  intangibles                                                    262                     352
   Amortization of deferred stock compensation                                       -                      58
   Gain from asset sale of Hosting Connectivity business                             -                    (776)
   Changes in operating assets and liabilities:
      Accounts receivable                                                          (13)                   (948)
      Bad dept                                                                     105                      15
      Inventories                                                                   54                    (131)
      Prepaid expenses and other assets                                           (109)                    (37)
      Accounts payable and accrued expenses                                         24                    (180)
      Deferred revenue                                                             317                     168
                                                                        ----------------------  ---------------------
Net cash provided by (used in) operating activities                             (2,544)                 (1,407)

Investing activities
Purchase of property and equipment, net                                           (104)                   (742)
Proceeds received from Hosting Connectivity asset sale                                                     985
                                                                        ----------------------  ---------------------
Sale of investments in short term securities                                     3,003                       -
                                                                        ----------------------  ---------------------
Net cash provided by (used in) investing activities                              2,889                     243

Financing activities
Principal payments on long-term debt and third-party licenses                                               (2)
Proceeds from common stock issued upon exercise of stock options                     5                     667
                                                                         ---------------------   --------------------

Net cash provided by (used in) financing activities                                  5                     665

Currency translation effect on cash and cash equivalents                           (32)                    (28)
                                                                         ---------------------   --------------------
Net increase (decrease) in cash and cash equivalents                               328                    (527)
Cash and cash equivalents at beginning of period                                 9,343                  22,088
                                                                         ---------------------   --------------------
Cash and cash equivalents at end of period                                    $  9,671               $  21,561
                                                                         =====================   ====================

Non-cash investing activity:  Common stock received as partial                                        $500,000
consideration for Hosting Connectivity asset sale


See Notes to Condensed Consolidated Financial Statements

                      CUSEEME NETWORKS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 30, 2001



PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its wholly owned foreign subsidiary, CUseeMe Networks, Inc. Europe. All significant intercompany accounts and transactions have been eliminated in consolidation.

INTERIM FINANCIAL INFORMATION

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States. The interim financial information as of March 30, 2001 and for the three-month periods ended March 30, 2001 and March 31, 2000 is unaudited and has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim information.

      The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

      For further information, refer to the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2000. Operating results for the three-month period ended March 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NET LOSS PER SHARE

      Net loss per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share does not differ from basic loss per share since potential common shares to be issued upon the exercise of stock options are anti-dilutive for the periods presented.

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


ACCOUNTING CHANGE

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.133, "Accounting for Derivative Instruments and Hedging Activities," which requires companies to record derivatives on their balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. As initially issued, SFAS 133 was effective for fiscal years beginning after June 15, 1999. In July 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No 133." SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter beginning after June 15, 2000. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 and 137 did not have a material effect on the Company's financial position or results of operations.


COMPREHENSIVE INCOME

Total comprehensive income was $77,000 for the three months ended March 31, 2000 and $3.6 million for the three months ended March 30, 2001. The variance between comprehensive loss and the net loss for the three month period ended March 30, 2001 was driven by the $272,000 other than temporary decline in short term investments. This was partially offset by foreign currency translation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this quarterly report on Form 10-QSB and in our annual report on Form 10-KSB for the fiscal year ended December 31, 2000. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth below under "Factors That May Affect Future Results and the Trading Price of Our Common Stock."

OVERVIEW

     On March 22, 2001, we entered into a merger agreement with First Virtual Communications and its subsidiary, FVC Acquisition Corp. In this agreement, the parties agreed that FVC Acquisition Corp. would merge with and into our company, and our company would become a wholly owned subsidiary of First Virtual. The merger is subject to a number of closing conditions, including approval by our stockholders and by the stockholders of First Virtual. If the merger is completed, First Virtual will issue approximately 1.254 shares of its common stock in exchange for each outstanding share of our common stock. The shares issued by First Virtual would represent approximately 47% of First Virtual's outstanding shares after completion of the merger. The shares that First Virtual proposes to issue in this merger are the subject of a registration statement on Form S-4 filed by First Virtual with the SEC on April 25, 2001.

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

     Our products include: CUseeMe Conference Server, a software-based multipoint control unit, or MCU, that supports IP-based conferences among multiple participants; and CUseeMe Pro, our IP-based desktop videoconferencing client software. In late March 2001, we introduced CUseeMe Videoware, which provides a rich media communications environment for desktop conferencing that can be integrated with an enterprise's existing messaging and collaboration environments such as Microsoft Exchange and Outlook. Our CUseeMe Web software developer's toolkit, which is also an integrated component of CUseeMe Videoware, enables web developers to embed interactive voice, video, collaboration and conference control features into web pages or Internet-based applications. In order to focus exclusively on these products, we sold the assets of our legacy connectivity business to Powerlan USA in February 2000.

     We derive revenue from the sale of software product licenses and from related services. Software license fees are derived from licenses for CUseeMe Pro, CUseeMe Conference Server (and its earlier release, CUseeMe MeetingPoint), our group conferencing server, and the CUseeMe Web toolkit. Our services revenue is derived from services relating to CUseeMe Conference Server and consists principally of post-contract customer support fees.

     We recognize revenue in accordance with Statement of Position No. 97-2, "Software Revenue Recognition," as modified. Software license revenue is recognized upon receipt of a firm customer order and shipment of the software, net of allowances for estimated future returns, provided that no significant obligations remain on our part, the fee is fixed and determinable, and collection of the related receivable is deemed probable by management. If conditions for acceptance apply subsequent to delivery, revenue is recognized upon customer acceptance if such acceptance is not deemed to be perfunctory. In multiple element arrangements, we use the residual value method in accordance with SOP 97-2. Service maintenance fees, which generally are payable in advance and are non-refundable, are recognized ratably over the service period, typically twelve months. Revenue from training and consulting services is recognized as services are provided. Software license fees, consulting fees and training fees that have been prepaid or invoiced but that do not yet qualify for recognition as revenue under our policy, and prepaid maintenance fees not yet recognized as revenue, are reflected as deferred revenue.

     Software development costs meeting recoverability tests are capitalized under Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The cost of software capitalized is amortized based on its estimated economic life. The costs incurred between the point at which technological feasibility is established and general release to the public were not material. As a result, no software was capitalized in the quarter ended March 30, 2001.

     RESULTS OF OPERATIONS

     The following table sets forth statement of operations data expressed as percentages of total revenue for the first fiscal quarters of 2001 and 2000.


                                                                                          Quarter Ended
                                                                                 --------------------------------
                                                                                 March 30, 2001    March 31, 2000
                                                                                 --------------    --------------

Revenue:
   Software license fees......................................................         75.4%            87.8%
   Services and other.........................................................         24.6             12.2
                                                                                    -------           ------
     Total revenue............................................................        100.0            100.0
Total cost of revenue.........................................................         40.2             24.2
                                                                                    -------           ------
   Gross margin...............................................................         59.8             75.8
                                                                                    -------           ------
Operating expenses:
   Sales and marketing........................................................        110.6             45.7
   Research and development...................................................         80.9             33.0
   General and administrative.................................................         64.1             23.3
                                                                                    -------           ------
     Total operating expenses.................................................        255.6            102.0
                                                                                     ------            -----
Loss from operations..........................................................       (195.9)           (26.2)
Gain from asset sale to Powerlan                                                         --             19.0
Other income (expense), net...................................................         (5.6)             5.8
                                                                                   --------          -------
     Net loss.................................................................       (201.5)%           (1.4)%
                                                                                     ======          =======

     The following table sets forth, for the first fiscal quarters of 2001 and 2000, the cost of software license revenue as percentages of software license revenue and the cost of services and other revenue as percentages of services and other revenue.


                                                                                      Fiscal Quarter Ended
                                                                                --------------------------------
                                                                                March 30, 2001    March 31, 2000
                                                                                --------------    --------------
Cost of software license revenue..............................................         30.5%            19.3%
Cost of services and other revenue............................................         70.2             60.6


     REVENUE

     Total revenue was $4.1 million in the quarter ended March 31, 2000 and $1.9 million in the quarter ended March 30, 2001.

     Software license revenue decreased 61% from $3.6 million in the quarter ended March 31, 2000 to $1.4 million in the quarter ended March 30, 2001. This decrease was composed principally of the following:

     o Software license revenue from CUseeMe Pro, including bundled camera kits, decreased $810,000. We expect to release CUseeMe 5.0, a new version of our client product, in the second quarter of 2001. As a result we chose not to restock our resale channel with the then-current version of CUseeMe Pro in the first quarter of 2001. In addition, continuing pricing pressures have been reflected by discounting and rebates in the quarter ended March 30, 2001 and to date in the quarter ended June 29, 2001.

     o Software license revenue attributable to CUseeMe Conference Server decreased by $344,000 as the result of a decrease in the aggregate number of ports sold.

     o The CUseeMe Web toolkit began shipping in the quarter ended March 31, 2000. A total of $800,000, representing 87% of the revenue attributable to the toolkit in that quarter, was derived from a sale to a single vendor in the Pacific Rim . No equivalent large toolkit sale was made in the quarter ended March 30, 2001.

     o In the quarter ended March 31, 2000, revenue from our legacy connectivity product line totaled $101,000. We sold this business line in February 2000.

     Service and other revenue decreased 7% from $497,000 in the quarter ended March 31, 2000 to $463,000 in the quarter ended March 30, 2001. Maintenance contract revenue decreased 4% from $324,000 in the quarter ended March 31, 2000 to $312,000 in the quarter ended March 30, 2001. The remaining $22,000 of the decrease in service and other revenue from the quarter ended March 31, 2000 to the quarter ended March 30, 2001 was attributable to lower hosting, installation and training revenue.

     Revenue from sales outside the United States comprised 56% of total revenue in the quarter ended March 31, 2000 and 45% of total revenue in the quarter ended March 30, 2001. See "Factors that may Affect Our Operating Results or Stock Price--We face additional risks from our international operations" below.

     COST OF REVENUE

     Cost of revenue consists principally of royalties and associated amortization of paid license fees relating to third-party software included in our products, as well as costs of product media, manuals, packaging materials, cameras, duplication and shipping. Total cost of revenues decreased 24% from $992,000 in the quarter ended March 31, 2000 to $757,000 in the quarter ended March 30, 2001.

     Cost of software license revenue decreased 38% from $694,000 in the quarter ended March 31, 2000 to $432,000 in the quarter ended March 30, 2001. Our decreased shipments of CUseeMe Pro bundled kits in the quarter ended March 30, 2001 resulted in lower costs, however, price pressures resulting in discounting and rebates in the quarter ended March 30,2001 had the effect of reducing our gross margin percentage.

     Cost of services and other revenue increased 9% from $298,000 in the quarter ended March 31, 2000 to $325,000 in the quarter ended March 30, 2001. The increase in dollar and margin costs resulted primarily from higher technical support costs in the most recent quarter ended March 30, 2001.We intend to continue our strategy of improving the features and functionality of our products, particularly CUseeMe Conference Server and future products incorporating CUseeMe Conference Server technology, through the incorporation of third-party software. As a result, our cost of software license revenue as a percentage of software license revenue may continue to fluctuate in the future.

     SALES AND MARKETING

     Sales and marketing expense primarily consists of costs associated for personnel, sales commissions, trade shows, advertising and promotional materials. Sales and marketing expense increased by 11% from $1.9 million in the quarter ended March 31, 2000 to $2.1 million in the quarter ended March 30, 2001. This increase was attributable principally to costs of bandwidth and infrastructure and other expenses incurred in operating our videoconferencing portal site CUseeMe World. This increase was offset in part by decreased levels of commissions and contractor expenses, as well as decreased expenditures on marketing programs and trade shows.

     RESEARCH AND DEVELOPMENT EXPENSE

     Research and development expense consists primarily of costs of personnel, as well as small tools and supplies. Research and development expense increased by 13% from $1.3 million in the quarter ended March 31, 2000 to $1.5 million in the quarter ended March 30, 2001. This increase was attributable primarily to increased depreciation and amortization of purchased computer equipment and increased contractor expense for product development.

     GENERAL AND ADMINISTRATIVE EXPENSE

     General and administrative expense consists of costs of administrative, financial and general management activities, including legal, accounting and other professional fees. General and administrative expense increased by 27% from $952,000 in the quarter ended March 31, 2000 to $1.2 million in the quarter ended March 30, 2001. This increase resulted primarily from increases in personnel expenses, bad debt and professional accounting fees, offset in part by a decrease in consulting fees.

     OTHER INCOME (EXPENSE), NET

     Other income (expense), net decreased from income of $1.0 million in the quarter ended March 31, 2000 to expense of $105,000 in the quarter ended March 30, 2001. This decrease principally reflected an other then temporary decline in a short term investment of $272,000, a non recurring gain on sale relating to the connectivity hosting business to Powerlan USA for $776,000 in the quarter ended March 31, 2000 and a decrease in interest income from $254,000o in the quarter ended March 31, 2000 to $145,000 in the quarter ended March 30, 2001 as the result of lower cash balances.

     LIQUIDITY AND CAPITAL RESOURCES

     We generated $328,000 in cash in the quarter ended March 30, 2001 and used cash of $527,000 in the quarter ended March 31, 2000. Cash generated in the quarter ended March 30, 2001 principally represented $3.3 million from our investments in short-term securities and an increase in deferred revenue of $317,000. This effect on cash flow was offset in substantial part by our net loss of $3.8 million and depreciation and amortization of $596,000. Cash used in the three months ended March 31, 2000 predominantly comprised of the net loss of $56,000, an increase in accounts receivables of $933,000, purchase of property of equipment of $742,000, and $500,000 used in general operations, offset in large part by the cash generated from the sale of the connectivity product lines in the amount of $1,000,000, and $667,000 from stock option exercises.

      Our capital expenditures in the quarter ended March 30, 2001 consisted principally of purchases of computer equipment and software for $82,000. We plan on investing approximately $650,000 in capital equipment in the last three fiscal quarters of 2001 to upgrade computer equipment and to build out and strengthen our information systems infrastructure. Our capital requirements may vary materially from those we now anticipate, depending on a number of factors including:

     o   the level of our research and development activities;

     o   the rate of market acceptance of our software offerings; and

     o   the success of our sales, marketing and distribution strategy.

     At March 30, 2001, we had cash and cash equivalents of $9.7 million, short-term investments of $178,000 and working capital of $10.0 million. We continue to experience a negative cash flow from operations in each fiscal quarter. We are not currently a party to any bank credit arrangements or other loan facility. We believe that our current cash, cash equivalents and short-term investments will be sufficient to fund our operations and capital expenditures through the fourth quarter of 2001.

     We currently expect that the merger contemplated by our merger agreement with First Virtual Communications and its subsidiary will be completed in mid-2001. If our stockholders do not approve the merger or if the merger is not completed for any other reason, we may need to obtain additional financing by the end of 2001 or earlier, if our current plans and projections prove to be inaccurate or our expected cash flow proves to be insufficient to fund our operations because of product delays, unanticipated expenses or other unforeseen difficulties. Our ability to obtain additional financing will depend on a number of factors, including market conditions, our operating performance and investor interest. These factors may make the timing, amount, terms and conditions of any financing unattractive. They may also result in our incurring additional indebtedness or accepting stockholder dilution. If adequate funds are not available or are not available on acceptable terms, we may have to forego strategic acquisitions or investments, defer our development activities, or delay our introduction of new products and services. Any of these actions may seriously harm our business and operating results.

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

We may never generate significant revenue or become profitable. Since inception, we have incurred significant losses. Our total revenue increased only slightly from $12.0 million in 1999 to $12.1 million in 2000, while our net loss increased from $4.8 million in 1999 to $10.2 million in 2000. Our total revenue decreased 54% from $4.1 million in the first fiscal quarter of 2000 to $1.9 million in the first fiscal quarter of 2001, while our net loss increased from $56,000 to $3.8 million. At March 30, 2001, we had an accumulated deficit of $47.7 million.

     We have never generated positive cash flow from operations and have relied principally on private and public sales of equity to fund our operations. Our negative cash flows from operations totaled $4.2 million in 1999, $8.1 million in 2000 and $2.8 million in the first fiscal quarter of 2001.

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

     IF WE LOSE THE SERVICES OF OUR CHIEF EXECUTIVE OFFICER, OUR BUSINESS COULD SUFFER.

     Our future success depends to a significant degree on the skill, experience and efforts of Killko Caballero, our chief executive officer and president. Christine J. Cox, our former chief financial officer and vice president of finance, resigned effective March 30, 2001. We are not seeking a permanent successor to Ms. Cox, pending our proposed merger with a subsidiary of First Virtual. Ms. Cox's departure and the loss of any other key member of our management team could have a material adverse effect on our business.

     WE DEPEND ON THE CONTINUED USE AND EXPANSION OF THE INTERNET.

     Our business and revenue depend on the continued use and expansion of the Internet. A decrease in the demand for Internet services or a reduction in the currently anticipated growth for Internet services could adversely affect our future revenue and liquidity. Only recently has the enterprise sector begun significant use of the Internet and, more recently still, have consumers begun using the Internet. Use of the Internet has grown dramatically, but we cannot assure the continued use and expansion of the Internet as a medium for communications and commerce.

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

     WE FACE ADDITIONAL RISKS FROM OUR INTERNATIONAL OPERATIONS.

     Our international business involves a number of risks that could hurt our operating results or contribute to fluctuations in those results. Our revenue from international sales represented 24% of our total revenue in 1999, 41% of our total revenue in 2000 and 45% of our total revenue in the first fiscal quarter of 2001. We intend to seek opportunities to expand our product and service offerings into additional international markets, although we cannot be certain that we will succeed in developing localized versions of our products for new international markets or in marketing or distributing products and services in those markets.

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

                           PART II. OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

     (a)  Exhibits


  EXHIBIT NO.  DESCRIPTION

   10.1(1)     Agreement and Plan of Merger and Reorganization, dated as of March 22, 2001, by and among First Virtual
               Communications, Inc., FVC Acquisition Corp. and CUseeMe Networks, Inc.

   10.26(1)    Form of Voting Agreement dated as of March 22, 2001 entered into by First Virtual Communications, Inc.
               and each of David O. Bundy, Killko A. Caballero, Joseph Esposito, Jonathan G. Morgan, Robert B. Scott
               and Adam Stettner

----------------

(1) Incorporated by reference to the current report on Form 8-K that we filed with the SEC on April 5, 2001.

     (b)  Reports on Form 8-K

     We did not file any current reports on Form 8-K with the SEC during the fiscal quarter ended March 30, 2001.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of May 14, 2001.

                                CUseeMe Networks, Inc.


                                By: /s/ Killko A. Caballero
                                    -------------------------------------------
                                    Killko A. Caballero
                                    Chief Executive Officer and President


                                By: /s/ Gregory C. Loycano
                                    -------------------------------------------
                                    Gregory C. Loycano
                                    Acting Vice President of Finance and
                                    Controller
                                    (Principal Financial and Accounting Officer)