Form 10QSB/A
period 2001-03-30
CUSEEME NETWORKS INC
filed 2001-05-15
CIK 1006591

===============================================================================




                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 FORM 10-QSB/A


                                 Amendment No. 1 to
                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934
                   For the quarterly period ended March 30, 2001

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

EXPLANATORY NOTE

     CUseeMe Networks, Inc. hereby amends its quarterly report on Form 10-QSB for the quarterly period ended March 30, 2001 to correct information provided under Part I.


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
                                                                        ====================   =====================


See Notes to Condensed Consolidated Financial Statements

                      CUSEEME NETWORKS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                     Three Months Ended
                                                                        ---------------------------------------------
                                                                           March 30, 2001          March 31, 2000
                                                                        ----------------------  ---------------------
Operating activities
Net loss                                                                      $ (3,790)                  $ (56)
Adjustments to reconcile net loss to net cash used in operating activities
   Bad debt expense                                                                105                      15
   Depreciation                                                                    334                     128
   Amortization of  intangibles                                                    262                     352
   Amortization of deferred stock compensation                                       -                      58
   Gain from asset sale of Hosting Connectivity business                             -                    (776)
   Loss from other than temporary decline in short term investment                 272                       -
   Changes in operating assets and liabilities:
      Accounts receivable                                                          (13)                   (948)
      Inventories                                                                   54                    (131)
      Prepaid expenses and other assets                                           (109)                    (37)
      Accounts payable and accrued expenses                                         24                    (180)
      Deferred revenue                                                             317                     168
                                                                        ----------------------  ---------------------
Net cash provided by (used in) operating activities                             (2,544)                 (1,407)

Investing activities
Purchase of property and equipment, net                                           (104)                   (742)
Proceeds received from Hosting Connectivity asset sale                                                     985
Sale of investments in short term securities                                     3,003                       -
                                                                        ----------------------  ---------------------
Net cash provided by (used in) investing activities                              2,899                     243

Financing activities
Principal payments on long-term debt and third-party licenses                                               (2)
Proceeds from common stock issued upon exercise of stock options                     5                     667
                                                                         ---------------------   --------------------

Net cash provided by (used in) financing activities                                  5                     665

Currency translation effect on cash and cash equivalents                           (32)                    (28)
                                                                         ---------------------   --------------------
Net increase (decrease) in cash and cash equivalents                               328                    (527)
Cash and cash equivalents at beginning of period                                 9,343                  22,088
                                                                         ---------------------   --------------------
Cash and cash equivalents at end of period                                    $  9,671               $  21,561
                                                                         =====================   ====================

Non-cash investing activity:  Common stock received as partial                                        $500,000
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


ACCOUNTING CHANGE


     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.133, "Accounting for Derivative Instruments and Hedging Activities," which requires companies to record derivatives on their balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. As initially issued, SFAS 133 was effective for fiscal years beginning after June 15, 1999. In July 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No 133." SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter beginning after June 15, 2000. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a material effect on the Company's financial position or results of operations.


COMPREHENSIVE LOSS



Total comprehensive loss was $77,000 for the three months ended March 31, 2000 and $3.6 million for the three months ended March 30, 2001. The variance between comprehensive loss and the net loss for the three month period ended March 30, 2001 was driven by the $272,000 other than temporary decline in short term investments. This was partially offset by foreign currency translation.

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

     OTHER INCOME (EXPENSE), NET


     Other income (expense), net decreased from income of $1.0 million in the quarter ended March 31, 2000 to expense of $105,000 in the quarter ended March 30, 2001. This decrease principally reflected an other then temporary decline in a short term investment of $272,000, a non recurring gain on sale relating to the connectivity hosting business to Powerlan USA for $776,000 in the quarter ended March 31, 2000 and a decrease in interest income from $254,000 in the quarter ended March 31, 2000 to $145,000 in the quarter ended March 30, 2001 as the result of lower cash balances.


     LIQUIDITY AND CAPITAL RESOURCES


     We generated $328,000 in cash in the quarter ended March 30, 2001 and used cash of $527,000 in the quarter ended March 31, 2000. Cash generated in the quarter ended March 30, 2001 principally represented $3.0 million from our investments in short-term securities and an increase in deferred revenue of $317,000. This effect on cash flow was offset in substantial part by our net loss of $3.8 million and depreciation and amortization of $596,000. Cash used in the three months ended March 31, 2000 predominantly comprised of the net loss of $56,000, an increase in accounts receivables of $933,000, purchase of property of equipment of $742,000, and $500,000 used in general operations, offset in large part by the cash generated from the sale of the connectivity product lines in the amount of $1,000,000, and $667,000 from stock option exercises.


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


     We have never generated positive cash flow from operations and have relied principally on private and public sales of equity to fund our operations. Our negative cash flows from operations totaled $4.2 million in 1999, $8.1 million in 2000 and $2.5 million in the first fiscal quarter of 2001.


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

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of May 15, 2001.


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